Form 10QSB
period 2007-08-31
Cinnabar Ventures Inc
filed 2007-10-11
CIK 1409136

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934

                      For the Period ended August 31, 2007

                        Commission File Number 333-145443


                             CINNABAR VENTURES INC.
                 (Name of small business issuer in its charter)

        Nevada                                                      N/A
(State of incorporation)                                    (Employer ID Number)

                            #291 - 38 Pearson Street
                        Saint Johns, Newfoundland A1A 3R1
                                  (902)482-3456
          (Address and telephone number of principal executive offices)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 6,340,000 shares of Common Stock outstanding as of August 31, 2007.

CINNABAR VENTURES INC.
(An Exploration Stage Company)
BALANCE SHEET
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                   August 31,
                                                                     2007
                                                                     - $ -
                                                                   --------
ASSETS

Current
  Cash                                                               16,058
                                                                   --------

Total current assets                                                 16,058
                                                                   --------
Total assets                                                         16,058
                                                                   ========

LIABILITIES

Current
  Accounts payable                                                      500
                                                                   --------
Total current liabilities                                               500
                                                                   --------
Total liabilities                                                       500
                                                                   --------

STOCKHOLDERS' EQUITY

Common stock
  Authorized:
    75,000,000 common shares with a par value of $0.001
  Issued and outstanding:
    6,340,000 common shares                                           6,340
  Additional paid in capital                                         43,560
  Deficit accumulated during the exploration stage                  (34,342)
                                                                   --------

Total stockholders' equity                                           15,558
                                                                   --------

Total liabilities and stockholders' equity                           16,058
                                                                   ========


               See accompanying summary of accounting policies and
                         notes to financial statements

CINNABAR VENTURES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Three months ended August 31, 2007 and 2006
and Period from May 24, 2006 (Inception) through August  31, 2007
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                Period from
                                                      Three months         Three months         May 24, 2006
                                                         ended                ended            (Inception) to
                                                       August 31,           August 31,           August 31,
                                                          2007                 2006                 2007
                                                         - $ -                - $ -                - $ -
                                                       ----------           ----------           ----------
Management fees                                             3,000                   --               15,000

General and administrative                                  6,608                    2               19,342
                                                       ----------           ----------           ----------

Net loss                                                    9,608                    2               34,342
                                                       ==========           ==========           ==========

Basic and diluted net loss per share                        (0.00)               (0.00)                  --

Weighted average number of shares outstanding           6,340,000            4,343,434                   --
                                                       ==========           ==========           ==========


               See accompanying summary of accounting policies and
                         notes to financial statements

CINNABAR VENTURES INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Three months ended August 31, 2007 and 2006
and Period from May 24, 2006 (Inception) through August 31, 2007
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                Period from
                                                      Three months         Three months         May 24, 2006
                                                         ended                ended            (Inception) to
                                                       August 31,           August 31,           August 31,
                                                          2007                 2006                 2007
                                                         - $ -                - $ -                - $ -
                                                       ----------           ----------           ----------
CASHFLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               (9,608)                   (2)             (34,342)
  Add: Imputed Interest                                   4,500                    --               22,500
  Adjustments to reconcile net loss to cash
   used by operating activities:
     Net change in:
       Accounts payable                                      --                    --                  500
                                                       --------              --------             --------
CASH FLOWS USED IN OPERATING ACTIVITIES                  (5,108)                   (2)             (11,342)
                                                       --------              --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received from sale of common stock                    --                    --               27,400
                                                       --------              --------             --------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                  --                    --               27,400
                                                       --------              --------             --------
NET INCREASE IN CASH                                     (5,108)                   (2)              16,058

CASH, BEGINNING OF PERIOD                                21,166                 5,000                   --
                                                       --------              --------             --------
CASH, END OF PERIOD                                      16,058                 4,998               16,058
                                                       ========              ========             ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                              --                    --                   --
                                                       ========              ========             ========
  Taxes paid                                                 --                    --                   --
                                                       ========              ========             ========


               See accompanying summary of accounting policies and
                         notes to financial statements

CINNABAR VENTURES INC.
NOTES TO FINANCIAL STATEMENTS
(An Exploration Stage Company)
PERIOD FROM INCEPTION (MAY 24, 2006) TO AUGUST 31, 2007
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Cinnabar Ventures, Inc. ("Cinnabar" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007, as reported in the Form SB-2, have been omitted.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We did not earn any revenues during the period ended August 31, 2007.

We incurred operating expenses in the amount of $9,608 for the period ended August 31, 2007. These operating expenses were comprised of general and administrative expenses of $6,608 and management fees of $3,000.

Our net loss for the period ended August 31, 2007 increased from the comparative period in fiscal 2006 (2006: $2) primarily due to an increase in general and administrative expenses and management fees.

At August 31, 2007, we had total assets of $16,058 consisting entirely of cash. At the same date, our liabilities consisted of accounts payable of $500.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to complete the first of the three phases of the exploration program on our claim. In addition to the $13,173 we anticipate spending for Phase 1 of the exploration program as outlined below, we anticipate spending an additional $3,000 on professional fees, including fees payable in connection with compliance with reporting obligations and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $16,000. If we experience a shortage of funds prior to funding we may utilize funds from our directors, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

The following three phase exploration proposal and cost estimate is offered with the understanding that consecutive phases are contingent upon positive (encouraging) results being obtained from each preceding phase and our ability to raise additional capital after the first phase:

PHASE 1 DATA EVALUATION AND PROSPECTING: A team of 2 prospectors will systematically cover the area to prospect for kimberlite rocks in float or in outcrop (approximately 8 days). Aeromagnetic data for the claim area should be scrutinized for kimberlite signatures. Priority areas for prospecting will be any aeromagnetic anomalies. Any kimberlite found will be sampled and analyzed for diamonds and diamond indicator minerals.

PHASE 2 GEOCHEMICAL SAMPLING: All kimberlite targets found will be prospected in detail and systematic soil sampling will be done along lines spaced no more than 100 m apart and with samples at 50 or 25 meter intervals. Aeromagnetic targets totally covered by overburden should also be sampled. Sampling methods should follow the MMI protocol and samples need to be analyzed at a specialized MMI laboratory. Positive results will be the outline of kimberlite bodies, through indicator element signatures. Total duration of the field campaign depends on the number of targets present. Duration will be 1 to 2 days per target for a 2 person prospecting-sampling crew. Processing of samples during summer can be up to 6 weeks

PHASE 3 DRILLING: Positive targets will need to be drill tested, first with shallow (<100m) holes. Tentatively 5 drill holes are contemplated.

                                     Budget

PHASE 1 PROSPECTING                                       C $             US $
-------------------                                      ------        ---------
Mobilization and travel costs to Chibougamau              2,000
Prospector 8 days @  $350/day                             2,800
Assistant  8 days  @  $250/day                            2,000
Camping equipment/food                                    2,300
Floatplane  (shared)                                      3,000
Organization, planning                                      900
Total                                                    13,000        13,000.00

PHASE 2 GEOCHEMICAL SAMPLING
-----------------------------
Mobilization and travel to Chibougamua                    3,000
Technician 15 days @ $400/day                             6,000
Assistant 15 days @  $250/day                             3,750
Camping equipment and food                                3,500
Floatplane charter                                        4,000
Sampling materials and equipment                            600
MiM analysis  250 samples @ $35                           8,750
Sample shipping                                             500
Drafting , Interpretation and Report                      7,000
Assessment fees                                           1,980
Planning , Organization                                   2,000
Total                                                    41,080        41,624.00

PHASE 3 DIAMOND DRILLING
------------------------
500 m , 4 drill holes @ $110/m                           45,000
Supervision, organization and logging, sampling          16,000
Helicopter support 30 hrs @ $1100                        33,000
Mobe and Demobe                                          60,000
Report, Drafting                                          6,000
Camping , travel costs, food                             25,000
                                                        185,000       187,478.00
                                                                      242,102.00

We plan to commence Phase 1 of the exploration program on the claim in the spring of 2008. We expect this phase to take 8 days to complete and an additional one to two months for the geologist to prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. Subject to financing and the results of phase 1, we anticipate commencing with phase 2 and 3 in summer 2008 or spring 2009. We have a verbal agreement with Andre Pauwels, the professional geologist who prepared the geology report on the Balou Claims, to retain his services for our planned exploration program. We will require additional funding to proceed with any subsequent work on the claim; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first phase of the exploration program.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

SIGNIFICANT ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our May 31, 2007 audited financial statements and notes thereto, which can be found in our SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-145443.

Our significant accounting policies are as follows:

BASIS OF PRESENTATION
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company's year end is May 31.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with maturity of three months or less at the time of issuance to be cash equivalents.

REVENUE RECOGNITION
The Company recognizes reproduction and distribution revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 and 104 ("SAB 101 and 104"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. As at May 31, 2007 the Company has not generated any revenues.

USE OF ESTIMATES AND ASSUMPTIONS
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION
The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

FAIR VALUE OF FINANCIAL INSTRUMENT
The carrying value of cash approximates its fair value because of the short maturity of this instrument. Unless otherwise noted, it is management's opinion the Company is not exposed to significant interest, currency or credit risks arising from this financial instrument.

COMPREHENSIVE LOSS
SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

INCOME TAXES
Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE
The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48 Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all positions upon the adoption of the Interpretation. The cumulative effect of this applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. Management is currently evaluating the impact of FIN 48 on the financial statements but does not believe that its adoption will have a material effect on the Company's financial position, results of operations, or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The Company does not expect the adoption of this interpretation to have an impact on its financial position or results of operations

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALE OF SECURITIES

None.

ITEM 3. DEFAULT OF SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Form SB-2 Registration Statement, filed under SEC File Number 333-145443, at the SEC website at www.sec.gov:

     Exhibit
     Number                           Description
     ------                           -----------

       3.1         Articles of Incorporation*
       3.2         Bylaws*
      31.1         Sec. 302 Certification of Principal Executive Officer
      31.2         Sec. 302 Certification of Principal Financial Officer
      32.1         Sec. 906 Certification of Principal Executive Officer
      32.2         Sec. 906 Certification of Principal Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 9, 2007                   Cinnabar Ventures Inc., Registrant


                                  By: /s/ Stephanie Wood
                                      ------------------------------------------
                                      Stephanie Wood, President, Chief Executive
                                      Officer, Principal Accounting
                                      Officer, and Chief Financial Officer