Form 10QSB
period 2007-11-30
Cinnabar Ventures Inc
filed 2008-01-11
CIK 1409136

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934

                     For the Period ended November 30, 2007

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

There were 6,340,000 shares of Common Stock outstanding as of November 30, 2007.

CINNABAR VENTURES INC.
(An Exploration Stage Company)
BALANCE SHEET
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                  November 30,
                                                                      2007
                                                                    -------
                                                                     - $ -
ASSETS

Current
  Cash                                                                6,807
                                                                    -------

Total current assets                                                  6,807
                                                                    -------

Total assets                                                          6,807
                                                                    =======
LIABILITIES

Current
  Accounts payable                                                      500
                                                                    -------

Total current liabilities                                               500
                                                                    -------

Total liabilities                                                       500
                                                                    -------

STOCKHOLDERS' EQUITY

Common stock
  Authorized:
  75,000,000 common shares with a par value of $0.001
  Issued and outstanding:
  6,340,000 common shares                                             6,340
Additional paid in capital                                           48,060
Deficit accumulated during the exploration stage                    (48,093)
                                                                    -------

Total stockholders' equity                                            6,307
                                                                    -------

Total liabilities and stockholders' equity                            6,807
                                                                    =======


              See accompanying summary of accounting policies and
                         notes to financial statements

CINNABAR VENTURES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Three and Six months ended November 30, 2007 and 2006
and Period from May 24, 2006 (Inception) through November 30, 2007
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                     Period from
                                      Three months    Three months    Six months      Six months     May 24, 2006
                                        ended           ended           ended           ended       (Inception) to
                                      November 30,    November 30,    November 30,    November 30,    November 30,
                                         2007            2006            2007            2006            2007
                                      ---------       ---------        ---------       ---------       ---------
                                        - $ -           - $ -            - $ -           - $ -           - $ -
Management fees                           3,000           3,000            6,000           6,000          18,000

General and administrative               10,751           1,493           17,359           2,995          30,093
                                      ---------       ---------        ---------       ---------       ---------

Net income (loss)                       (13,751)         (4,493)         (23,359)         (8,995)        (48,093)
                                      =========       =========        =========       =========       =========

Basic and diluted net loss (income)
 per share                                (0.00)          (0.00)           (0.00)          (0.00)

Weighted average number of shares
 outstanding                          6,340,000       5,960,604        6,340,000       5,478,989
                                      =========       =========        =========       =========

               See accompanying summary of accounting policies and
                         notes to financial statements

CINNABAR VENTURES INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Six months ended November 30, 2007 and 2006
and Period from May 24, 2006 (Inception) through November 30, 2007
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                 Period from
                                                                                                May 24, 2006
                                                              Six months        Six months       (Inception)
                                                                ended             ended            through
                                                              November 30,      November 30,      November 30,
                                                                 2007              2006              2007
                                                               -------           -------           -------
                                                                - $ -             - $ -             - $ -
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     (23,359)           (8,995)          (48,093)
  Add: Non cash contribution of services                         9,000             9,000            27,000
  Adjustments to reconcile net loss to cash
   used by operating activities:
  Net change in:
   Accounts payable                                                 --                --               500
                                                               -------           -------           -------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES          (14,359)                5           (20,593)
                                                               -------           -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received from sale of common stock                           --            22,400            27,400
                                                               -------           -------           -------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                         --            22,400            27,400
                                                               -------           -------           -------

NET INCREASE IN CASH                                           (14,359)           22,405             6,807

Cash, beginning of period                                       21,166             5,000                --
                                                               -------           -------           -------

Cash, end of period                                              6,807            27,405             6,807
                                                               =======           =======           =======

Supplemental cash flow information:
  Interest paid                                                     --                --                --
                                                               =======           =======           =======

  Taxes paid                                                        --                --                --
                                                               =======           =======           =======

               See accompanying summary of accounting policies and
                         notes to financial statements

CINNABAR VENTURES INC.
NOTES TO FINANCIAL STATEMENTS
(An Exploration Stage Company)
PERIOD FROM INCEPTION (MAY 24, 2006) TO NOVEMBER 30, 2007
(UNAUDITED)
--------------------------------------------------------------------------------


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We did not earn any revenues during the period ended November 30, 2007.

We incurred operating expenses in the amount of $13,751 for the three months ended November 30, 2007. These operating expenses were comprised of general and administrative expenses of $10,751 and management fees of $3,000.

Our net loss for the three months ended November 30, 2007 increased $9,258 from the comparative period in fiscal 2006 (2006: $4,493) primarily due to an increase in general and administrative expenses.

At November 30, 2007, we had total assets of $6,807 consisting entirely of cash. At the same date, our liabilities consisted of accounts payable of $500.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to complete the first of the three phases of the exploration program on our claim. In addition to the $13,000 we anticipate spending for Phase 1 of the exploration program as outlined below, we anticipate spending an additional $3,000 on professional fees, including fees payable in connection with compliance with reporting obligations and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $16,000. If we experience a shortage of funds prior to funding we may utilize funds from our directors, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

Phase 3 DRILLING: Positive targets will need to be drill tested, first with shallow (<100m) holes. Tentatively 5 drill holes are contemplated.

                                     Budget

PHASE 1 PROSPECTING                                       C $             US $
-------------------                                      ------        ---------
Mobilization and travel costs to Chibougamau              2,000
Prospector 8 days @  $350/day                             2,800
Assistant  8 days  @  $250/day                            2,000
Camping equipment/food                                    2,300
Floatplane  (shared)                                      3,000
Organization, planning                                      900
Total                                                    13,000        13,000.00

PHASE 2 GEOCHEMICAL SAMPLING
-----------------------------
Mobilization and travel to Chibougamua                    3,000
Technician 15 days @ $400/day                             6,000
Assistant 15 days @  $250/day                             3,750
Camping equipment and food                                3,500
Floatplane charter                                        4,000
Sampling materials and equipment                            600
MiM analysis  250 samples @ $35                           8,750
Sample shipping                                             500
Drafting , Interpretation and Report                      7,000
Assessment fees                                           1,980
Planning , Organization                                   2,000
Total                                                    41,080        41,624.00

PHASE 3 DIAMOND DRILLING
------------------------
500 m , 4 drill holes @ $110/m                           45,000
Supervision, organization and logging, sampling          16,000
Helicopter support 30 hrs @ $1100                        33,000
Mobe and Demobe                                          60,000
Report, Drafting                                          6,000
Camping , travel costs, food                             25,000
                                                        185,000       187,478.00
                                                                      ----------
                                                                      242,102.00
                                                                      ==========

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

REVENUE RECOGNITION
The Company recognizes reproduction and distribution revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 and 104 ("SAB 101 and 104"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. As at November 30, 2007 the Company has not generated any revenues.

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

COMPREHENSIVE LOSS
SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

January 10, 2008                  Cinnabar Ventures Inc., Registrant


                                  By: /s/ Stephanie Wood
                                      ------------------------------------------
                                      Stephanie Wood, President, Chief Executive
                                      Officer, Principal Accounting
                                      Officer, and Chief Financial Officer