Form 10QSB
period 2008-02-29
Cinnabar Ventures Inc
filed 2008-04-11
CIK 1409136

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934

                     For the Period ended February 29, 2008

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

There were 6,340,000 shares of Common Stock outstanding as of February 29, 2008.

CINNABAR VENTURES INC.
(An Exploration Stage Company)
BALANCE SHEET
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                    February 29,
                                                                       2008
                                                                      - $ -
                                                                     -------
ASSETS

Current
  Cash                                                                 1,431
                                                                     -------
Total current assets                                                   1,431
                                                                     -------

Total assets                                                           1,431
                                                                     =======

LIABILITIES

Current
  Accounts payable                                                        --
                                                                     -------
Total current liabilities                                                 --
                                                                     -------

Total liabilities                                                         --
                                                                     -------
STOCKHOLDERS' EQUITY

Common stock
  Authorized:
   75,000,000 common shares with a par value of $0.001
  Issued and outstanding:
    6,340,000 common shares                                            6,340
Additional paid in capital                                            52,560
Deficit accumulated during the exploration stage                     (57,469)
                                                                     -------
Total stockholders' equity                                             1,431
                                                                     -------

Total liabilities and stockholders' equity                             1,431
                                                                     =======


                 See accompanying notes to financial statements

CINNABAR VENTURES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Three and Nine months ended February 29, 2008  and February 28, 2007 and Period from May 24, 2006 (Inception) through February 29, 2008
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                             Period from
                                          Three months     Thee months      Nine months      Nine months     May 24, 2006
                                             ended            ended            ended            ended       (Inception) to
                                          February 29,     February 28,     February 29,     February 28,     February 29,
                                             2008             2007             2008             2007             2008
                                             - $ -            - $ -            - $ -            - $ -            - $ -
                                          ----------       ----------       ----------       ----------       ----------
Management fees                                3,000            3,000            9,000            9,000           21,000


General and administrative                     6,375            6,900           23,735            9,895           36,469
                                          ----------       ----------       ----------       ----------       ----------

Net loss                                       9,375            9,900           32,735           18,895           57,469
                                          ==========       ==========       ==========       ==========       ==========


Basic and diluted net loss per share           (0.00)           (0.00)           (0.01)           (0.00)

Weighted average
number of shares outstanding               6,340,000        6,340,000        6,340,000        5,618,162
                                          ==========       ==========       ==========       ==========


                 See accompanying notes to financial statements

CINNABAR VENTURES INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Nine months ended February 29, 2008 and February 28 2007
and Period from May 24, 2006 (Inception) through February 29, 2008
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                 Period from
                                                                                                May 24, 2006
                                                             Nine months       Nine months       (Inception)
                                                                ended             ended            through
                                                             February 29,      February 28,      February 29,
                                                                2008              2007              2008
                                                                - $ -             - $ -             - $ -
                                                               -------           -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     (32,735)          (18,895)          (57,469)
  Adjustments to reconcile net loss to cash
   used by operating activities:
    Add: Non cash contribution of services                      13,500            13,500            31,500

  Net change in:
    Accounts payable                                              (500)               --                --
                                                               -------           -------           -------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES          (19,735)           (5,395)          (25,969)
                                                               -------           -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received from sale of common stock                           --            22,400            27,400
                                                               -------           -------           -------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                         --            22,400            27,400
                                                               -------           -------           -------

NET INCREASE (DECREASE) IN CASH                                (19,735)           17,005             1,431

Cash, beginning of period                                       21,166             5,000                --
                                                               -------           -------           -------

Cash, end of period                                              1,431            22,005             1,431
                                                               =======           =======           =======

Supplemental cash flow information:
  Interest paid                                                     --                --                --
                                                               =======           =======           =======
  Taxes paid                                                        --                --                --
                                                               =======           =======           =======

                 See accompanying notes to financial statements

CINNABAR VENTURES INC.
NOTES TO FINANCIAL STATEMENTS
(An Exploration Stage Company)
PERIOD FROM INCEPTION (MAY 24, 2006) TO FEBRUARY 29, 2008
(UNAUDITED)
--------------------------------------------------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We did not earn any revenues during the period ended February 29, 2008.

We incurred operating expenses in the amount of $9,375 for the three month period ended February 29, 2008. These operating expenses were comprised of general and administrative expenses of $6,375 and management fees of $3,000. For the same three month period ended February 28, 2007 we incurred operating expenses in the amount of $9,900. These operating expenses were comprised of general and administrative expenses of $6,900 and management fees of $3,000.

We incurred operating expenses in the amount of $32,735 for the nine month period ended February 29, 2008. These operating expenses were comprised of general and administrative expenses of $23,735 and management fees of $9,000. For the same nine month period ended February 28, 2007 we incurred operating expenses in the amount of $18,895. These operating expenses were comprised of general and administrative expenses of $9,895 and management fees of $9,000.

Our net loss for the three month period ended February 29, 2008 decreased $525 from the comparative period in fiscal 2007 (2007: $9,900) primarily due to a decrease in general and administrative expenses. Our net loss for the nine month period ended February 29, 2008 increased $13,840 from the comparative period in fiscal 2007 (2007: $18,895) primarily due to an icrease in general and administrative expenses.

At February 29, 2008, we had total assets of $1,431 consisting entirely of cash. At the same date we had no liabilities.

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

Phase 1 DATA EVALUATION AND PROSPECTING A team of two prospectors will systematically cover the area to prospect for kimberlite rocks in float or in outcrop (approximately 8 days). Aeromagnetic data for the claim area should be scrutinized for kimberlite signatures. Priority areas for prospecting will be any aeromagnetic anomalies. Any kimberlite found will be sampled and analyzed for diamonds and diamond indicator minerals.

Phase 2 GEOCHEMICAL SAMPLING: All kimberlite targets found will be prospected in detail and systematic soil sampling will be done along lines spaced no more than 100 meters apart and with samples at 50 or 25 meter intervals. Aeromagnetic targets totally covered by overburden should also be sampled. Sampling methods should follow the MMI protocol and samples need to be analyzed at a specialized MMI laboratory. Positive results will be the outline of kimberlite bodies, through indicator element signatures. Total duration of the field campaign depends on the number of targets present. Duration will be 1 to 2 days per target for a 2 person prospecting-sampling crew. Processing of samples during summer can be up to 6 weeks

Phase 3 DRILLING: Positive targets will need to be drill tested, first with shallow (<100 meter) holes. Tentatively 5 drill holes are contemplated.

                                     Budget

PHASE 1 PROSPECTING                                       C $             US $
-------------------                                      ------        ---------
Mobilization and travel costs to Chibougamau              2,000
Prospector 8 days @  $350/day                             2,800
Assistant  8 days  @  $250/day                            2,000
Camping equipment/food                                    2,300
Floatplane  (shared)                                      3,000
Organization, planning                                      900
Total                                                    13,000          13,000

PHASE 2 GEOCHEMICAL SAMPLING
-----------------------------
Mobilization and travel to Chibougamua                    3,000
Technician 15 days @ $400/day                             6,000
Assistant 15 days @  $250/day                             3,750
Camping equipment and food                                3,500
Floatplane charter                                        4,000
Sampling materials and equipment                            600
MiM analysis  250 samples @ $35                           8,750
Sample shipping                                             500
Drafting, Interpretation and Report                       7,000

Assessment fees                                           1,980
Planning, Organization                                    2,000
Total                                                    41,080          41,624

PHASE 3 DIAMOND DRILLING
------------------------
500 m , 4 drill holes @ $110/m                           45,000
Supervision, organization and logging, sampling          16,000
Helicopter support 30 hrs @ $1,100                       33,000
Mobe and Demobe                                          60,000
Report, Drafting                                          6,000
Camping, travel costs, food                              25,000
                                                        185,000         187,478
                                                                        -------
                                                                        242,102
                                                                        =======

Subject to financing, we plan to commence Phase 1 of the exploration program on the claim in late spring 2008. We expect this phase to take eight days to complete and an additional one to two months for the geologist to prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. Subject to financing and the results of phase 1, we anticipate commencing with phase 2 and 3 in summer 2008 or spring 2009. We have a verbal agreement with Andre Pauwels, the professional geologist who prepared the geology report on the Balou Claims, to retain his services for our planned exploration program. We will require additional funding to proceed with any subsequent work on the claim; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any phase of the exploration program.

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

REVENUE RECOGNITION

The Company recognizes reproduction and distribution revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 and 104 ("SAB 101 and 104"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability is reasonably assured. As at February 29, 2008 the Company has not generated any revenues.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company anticipates that the future adoption of recent accounting pronouncements will not have a material impact on the Company's financial statements.

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

April 4, 2008                     Cinnabar Ventures Inc., Registrant


                                  By: /s/ Stephanie Wood
                                      ------------------------------------------
                                      Stephanie Wood, President, Chief Executive
                                      Officer, Principal Accounting Officer, and
                                      Chief Financial Officer