Form 10-K
period 2008-05-31
Cinnabar Ventures Inc
filed 2008-07-25
CIK 1409136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2008

                        Commission File Number 333-145443


                             Cinnabar Ventures Inc.
             (Exact Name of Registrant as Specified in Its Charter)

           NEVADA                                                   N/A
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                            #291 - 38 Pearson Street
                        Saint Johns, Newfoundland A1A 3R1
                    (Address of Principal Executive Offices)

                                  (902)482-3456
                               (Telephone Number)

     Val-U-Corp Services, Inc.
  1802 North Carson Street, Suite 212
     Carson City, NV  89701-9141             (800) 555-0738       (775)887-0738
(Name and Address of Agent for Service)    (Telephone Number)      (Fax Number)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of May 31, 2008, the registrant had 6,340,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of May 31, 2008.

                             CINNABAR VENTURES INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        9
Item 2.  Properties                                                         13
Item 3.  Legal Proceedings                                                  13
Item 4.  Submission of Matters to a Vote of Securities Holders              13

                               Part II

Item 5.  Market for Registrant's Common Equity & Related Stockholder
          Matters                                                           13
Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         15
Item 8.  Financial Statements                                               20
Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          29
Item 9A. Controls and Procedures                                            29

                              Part III

Item 10. Directors and Executive Officers                                   31
Item 11. Executive Compensation                                             32
Item 12. Security Ownership of Certain Beneficial Owners and Management     33
Item 13. Certain Relationships and Related Transactions                     33
Item 14. Principal Accounting Fees and Services                             34

                               Part IV

Item 15. Exhibits                                                           34

Signatures                                                                  34

                                     PART I

ITEM 1. BUSINESS

Cinnabar Ventures Inc. was incorporated in Nevada on May 24, 2006 to engage in the acquisition, exploration and development of natural resource properties. We are an exploration stage company with no revenues and limited operating history. The principal executive offices are located at #291 - 38 Pearson Street, Saint Johns, Newfoundland, Canada A1A 3R1. The telephone number is (902)482-3456.

We received our initial funding of $5,000 through the sale of common stock to our directors in June 2006 (5,000,000 shares at $0.001) and $22,400 from sales of common stock to investors from the period of August 2006 through November 2006. In August 2006 we offered and sold 240,000 common stock shares at $0.01 per share to 6 non-affiliated private investors for proceeds of $2,400. In September 2006 we offered and sold 1,000,000 common stock shares at $0.01 per share to 12 non-affiliated private investors for proceeds of $10,000. In November 2006 we offered and sold 100,000 common stock shares at $0.10 per share to 20 non-affiliated private investors for proceeds of $10,000.

From inception until the date of this filing we have had limited operating activities. Our audited financial statements for the period from inception through May 31, 2008 report no revenues and a net loss of $65,756. Our independent auditors have issued an audit opinion for Cinnabar which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Our mineral claim has been acquired per Quebec government requirements and we hired a professional geologist to prepare a geological report. Based on the following factors it is concluded by our geologist in his report that the claims are prospective for diamond mineralization:

     1.   The Barou property is located in the Otish Mountains diamond camp.
     2. The Barou property is located 10 km north of the Tichegamie kimberlite cluster
     3. The presence of anomalously high counts of small lakes makes this 10 km2 property prospective for the presence of kimberlite pipes.

We have not yet commenced any exploration activities on the claim. Our property, known as the Barou Claims may not contain any mineral reserves and funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds to bring our claim to production.

GENERAL INFORMATION

The Barou property is located in Central Quebec, 199 miles northeast of the City of Chibougamau, Latitude: 52(0) 12'N and Longitude: 72(0) 20' W. The property consists of 17 claims in one contiguous block. The area of the mineral claims is unencumbered Crown Land with no existing liens, claims or restrictions of any sort.

                    BAROU Claims Cinnabar Venture Inc. Quebec

                          Type of                    Inscription   Expiry    Surface    Work       Fees
MAP SHEET   Range  Colum   Title   Title No  Status     Date        Date     area(Ha)  required  Required           OWNER
---------   -----  -----   -----   --------  ------     ----        ----     --------  --------  --------           -----
SNRC 33A01   25     19      CDC    2055230    Actif   15-Feb-07   14-Feb-09   52,83      135        110   Cinnabar Venture Inc. 100%
SNRC 33A01   25     20      CDC    2055231    Actif   15-Feb-07   14-Feb-09   52,83      135        110   Cinnabar Venture Inc. 100%
SNRC 33A01   25     21      CDC    2055232    Actif   15-Feb-07   14-Feb-09   52,83      135        110   Cinnabar Venture Inc. 100%
SNRC 33A01   25     22      CDC    2055233    Actif   15-Feb-07   14-Feb-09   52,83      135        110   Cinnabar Venture Inc. 100%
SNRC 33A01   25     23      CDC    2055234    Actif   15-Feb-07   14-Feb-09   52,83      135        110   Cinnabar Venture Inc. 100%

SNRC 33A01   26     19      CDC    2055235    Actif   15-Feb-07   14-Feb-09   52,82      135        110   Cinnabar Venture Inc. 100%
SNRC 33A01   26     20      CDC    2055236    Actif   15-Feb-07   14-Feb-09   52,82      135        110   Cinnabar Venture Inc. 100%
SNRC 33A01   26     21      CDC    2055237    Actif   15-Feb-07   14-Feb-09   52,82      135        110   Cinnabar Venture Inc. 100%
SNRC 33A01   26     22      CDC    2055238    Actif   15-Feb-07   14-Feb-09   52,82      135        110   Cinnabar Venture Inc. 100%
SNRC 33A01   27     22      CDC    2055240    Actif   15-Feb-07   14-Feb-09   52,81      135        110   Cinnabar Venture Inc. 100%
SNRC 33A01   27     24      CDC    2055242    Actif   15-Feb-07   14-Feb-09   52,81      135        110   Cinnabar Venture Inc. 100%
SNRC 33A01   27     25      CDC    2055243    Actif   15-Feb-07   14-Feb-09   52,81      135        110   Cinnabar Venture Inc. 100%
SNRC 33A01   28     23      CDC    2055244    Actif   15-Feb-07   14-Feb-09   52,8       135        110   Cinnabar Venture Inc. 100%
SNRC 33A01   28     24      CDC    2055245    Actif   15-Feb-07   14-Feb-09   52,8       135        110   Cinnabar Venture Inc. 100%
SNRC 33A01   28     25      CDC    2055246    Actif   15-Feb-07   14-Feb-09   52,8       135        110   Cinnabar Venture Inc. 100%
SNRC 33A01   26     23      CDC    2055239    Actif   15-Feb-07   14-Feb-09   52,82      135        110   Cinnabar Venture Inc. 100%
SNRC 33A01   27     23      CDC    2055241    Actif   15-Feb-07   14-Feb-09   52,81      135        110   Cinnabar Venture Inc. 100%

In Quebec mineral claims are defined by geographic coordinates can be acquired by letter or via an internet portal maintained by the Quebec government at: https://gestim.mines.gouv.qc.ca/MRN_GestimP_Presentation/ODM02101_login.aspx.
Records of all claims can also be inspected and were verified by the author at the same site.

The Barou claims were first applied for on November 23, 2006 and were registered on February 15, 2007. They are in good standing until February 14, 2009. In order to keep the claims in good standing for an additional 2 year period (to 14 Feb. 2011), exploration work has to be done and $4,500 in fees need to be paid.

The property is situated in the Otish Mountains, 199 km northeast of the town of Chibougamau, near the geographic centre of the Province of Quebec. The nearest population centre is the Cree Village of Mistissini, 53 miles by road north of Chibougamau. The nearest all weather road is the access road from Mistissini to the float plane base at Riviere Temiscamie, where a single Turbo-Otter float-plane is stationed and available for charter. The distance from Temiscamie to the property is 103 miles. There is no permanent population or developed infrastructure in the area. The property can be reached by float plane (summer), or ski plane (winter), from Riviere Temiscamie or a helicopter can be chartered in Chibougamau. The area has a continental climate typical for this latitude, characterised by long winters lasting from late October to late April and short, cool summers with temperatures up to 59 degrees. Lakes freeze over in late October and are usable again for float planes in early May. Most precipitation falls in the form of snow during the wintertime with accumulations of several meters considered normal. Total precipitation averages 32 inches.

The property is situated on a rolling plateau covered by glacial drift with numerous lakes, outcrops are rare. The Otish Mountains, situated immediately southeast of the property rise to elevations of 3,445 feet. Elevations on the property vary from 2,133 to 2,625 feet above sea level. Vegetation consists of conifers spaced widely apart and rarely thicker than 12 inches in diameter. Ground cover is a dense matt of mosses, lichens and labrador tea.

The claim has had no known mineral exploration. We have not carried out any exploration work on the claim and have incurred no exploration costs. The future cost of exploration work on the property is disclosed in detail in the Plan of Operation section of this report.

There is not a plant or any equipment currently located on the property.

It is expected that the initial exploration phase will be supported by generators. Water required for exploration and development of the claim is available from several creeks and fresh water lakes located in the area.

Based on the following factors it is concluded by our geologist that the claims are prospective for diamond mineralization:

     1.   The Barou property is located in the Otish Mountains diamond camp.
     2. The Barou property is located 10 km north of the Tichegamie kimberlite cluster
     3. The presence of anomalously high counts of small lakes makes this 10 km2 property prospective for the presence of kimberlite pipes.

Exploration for diamantiferous kimberlites is recommended on the Barou property. Exploration should proceed according to the three phase exploration program outlined in detail in the Plan of Operation section of this report.

The cost of the proposed program is $10,920 (USD) for the initial phase of exploration work, $34,507 for the 2nd phase and $155,400 for the 3rd phase. We plan to commence Phase 1 of the exploration program in the spring of 2008.

The discussions contained herein are management's estimates based on information provided by the professional geologist who prepared the geology report for the project. Because we have not commenced our exploration program we cannot provide a more detailed discussion of our plans if we find a viable store of minerals on our property, as there is no guarantee that exploitable mineralization will be found, the quantity or type of minerals if they are found, and the extraction process that will be required.

ACQUISITION OF THE MINERAL CLAIM AND REQUIREMENTS OR CONDITIONS FOR RETENTION OF TITLE

The Barou claims were first applied for on November 23, 2006 and were registered on February 15, 2007. They are in good standing until February 14, 2009. In order to keep the claims in good standing for an additional 2 year period (to 14 Feb. 2011), exploration work has to be done and fees need to be paid. In addition the work has to be reported to the authorities by a qualified person. Total work minimum requirements are C$2,295 ($2,167 USD) and the fees to record the work are C$1,870 ($1,765 USD) for a total of C$4,165 ($3,932 USD).

LOCATION, ACCESS, CLIMATE, LOCAL RESOURCES & INFRASTRUCTURE

The property is situated in the Otish Mountains, 199 miles northeast of the town of Chibougamau, near the geographic centre of the Province of Quebec. The nearest population centre is the Cree Village of Mistissini, 53 miles by road north of Chibougamau. The nearest all weather road is the access road from Mistissini to the float plane base at Riviere Temiscamie, where a single Turbo-Otter float-plane is stationed and available for charter. The distance from Temiscamie to the property is 103 miles. There is no permanent population or developed infrastructure in the area, with the exception of the winter road from Riviere Temiscamie to The East Main Gold mine, which passes 9 miles east of the claims. The only economic activity in the area, apart from mineral exploration, is seasonal trapping and hunting by Cree villagers from Mistissini. The property can be reached by float plane (summer) or ski plane (winter) from Riviere Temiscamie or alternatively a helicopter can be chartered in Chibougamau. Personnel experienced in expediting, exploration surveys and camp construction is available in the village of Mistissini. The Town of Chibougamau, a mining town, is the regional population centre with many services and amenities for industrial, educational and leisure activities. The airport of Chibougamau-Chapais has daily scheduled flights to Montreal.

                        [MAP SHOWING THE CLAIM LOCATION]

The area has a continental climate typical for this latitude, characterised by long winters lasting from late October to late April and short, cool summers with temperatures up to 59 degrees. Lakes freeze over in late October and are usable again for float planes in early May. Most precipitation falls in the form of snow during the wintertime with accumulations of several meters considered normal. Total annual precipitation averages 32 inches.

The property is situated on a rolling plateau covered by glacial drift with numerous lakes, outcrops are rare. The Otish Mountains, situated immediately southeast of the property rise to elevations of 3,445 feet. Elevations on the property vary from 2,133 to 2,625 feet above sea level. Vegetation consists of conifers spaced widely apart and rarely thicker than 12 inches in diameter. Ground cover is a dense matt of mosses, lichens and labrador tea.

HISTORY

The Otish mountain area in Central Quebec has been the focus of diamond exploration in Canada since 1996.

The first kimberlite occurrence discovered in the Otish Mountains was the fortuitous consequence of a 1975 drilling program for uranium at Lac Beaver, and was first recognized to contain diamonds in 1998. This kimberlite pipe however was found to be too lean for further development. Nevertheless this first find spurred till sampling surveys over large areas in the Otish Mountains by several companies. This resulted in a total of at least 24 kimberlite finds in 5 separate areas:

     * Foxtrot Property: 9 pipes and 4 dykes, all diamantiferous. Several pipes have been bulk sampled with encouraging diamond contents first published in 2005 (Ashton Mining of Canada Ltd. News releases)
     * Portage : 1 dyke in the area of Foxtrot found in 2005 ( Majescor Resources News Releases)
     * Lac Beaver: 2 pipes, diamantiferous but low grade. 120 km SSW of Foxtrot
     * Tichegami: 4 pipes, 20 km NE of Lac Beaver (Ditem Explorations Inc - News Releases)
     *    Dios: 4 pipes and dykes south of Beaver Lake

An analysis of the exploration activity since 1996 shows that the principal exploration tools used were regional, widely spaced, till sampling for diamond and kimberlite indicator minerals and detailed aeromagnetic surveys. Typically aeromagnetic anomalies within areas with anomalous indicator minerals were then tested with drilling. One or both techniques found all the above kimberlite pipes except the first one at Lac Beaver. It is also clear from Canada's diamond exploration history that this exploration technique misses many kimberlite pipes because many kimberlite pipes are not expressed in till sample results and many kimberlite pipes do not have a recognizable magnetic signature. Another shortcoming with these techniques is that usually a very large a number of magnetic anomalies is generated, too many for drill testing. Of importance to note is that although prospecting for kimberlite has not been done much in the Otish area and though none of the Otish kimberlite pipes was discovered that way, at least 4 of the pipes (at Foxtrot and by Dios) have outcrop and several more have boulder trains of kimberlite. Clearly prospecting could have located these pipes. The caveat is that the area is too large for prospecting. Prospecting could only be rewarding if one could geographically narrow the areas with a high probability of containing kimberlite pipes.

Prospecting success has many advantages especially for junior exploration companies. Prospecting will broaden the spectrum of findable kimberlite pipes to include those that have no magnetic signature and/or have no expression in till samples. A prospecting discovery also has the advantage of greatly shortening the exploration time of a discovery. Outcrops can be immediately sampled and meaningfully tested for diamond content in a short span of time.

The Barou property is located immediately north of the Tichegamie kimberlite cluster discovered by Ditem Explorations Inc in 2003. The only known exploration performed in the area of the Barou claims was an airborne magnetometer survey completed in 2003 by Ditem Explorations Ltd. over a large area, including the present Barou Property,

GEOLOGICAL SETTING

The Barou property is located within the Achaean age (2.7 to 2.9 Ga), Superior Craton of the Canadian Shield. Regional geological mapping of the area was published in 1984. The main lithologies in the area are foliated granite and granite gneiss. The metamorphic grade is mainly amphibolites facies. The predominant direction of foliation is north-northeast. Meta-volcanic and meta-sedimentary rocks of the Eastmain greenstone belt occur 10 km north of the property. 12 miles to the southeast of the property are outcrops the Proterozoic age sediments of the Otish Basin. Proterozoic dykes, typically a few tens of meters wide and composed of diabase, crosscut all lithologies.

COMPETITION

We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claim. Readily available commodities markets exist in Canada and around the world for the sale of diamonds and minerals. Therefore, we will likely be able to sell any diamonds or minerals that we are able to recover.

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in Quebec specifically.

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any of these applications on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our products or services.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our officer, Stephanie Wood who currently devotes as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

REPORTS TO SECURITIES HOLDERS

We will provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-B for a small business issuer under the Securities Exchange Act of 1934. We will become subject to disclosure filing requirements once our SB-2 registration statement becomes effective, including filing Form 10K-SB annually and Form 10Q-SB quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING KNOWN RISKS AND UNCERTAINTIES IN ADDITION TO OTHER INFORMATION IN THIS REPORT IN EVALUATING OUR COMPANY. OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION COULD BE SERIOUSLY HARMED DUE TO ANY OF THE FOLLOWING KNOWN RISKS. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS NOT PRESENTLY KNOWN TO US MAY ALSO IMPAIR OUR BUSINESS OPERATIONS.

ESTIMATES OF MINERALIZED MATERIAL ARE FORWARD-LOOKING STATEMENTS INHERENTLY SUBJECT TO ERROR. ALTHOUGH RESOURCE ESTIMATES REQUIRE A HIGH DEGREE OF ASSURANCE IN THE UNDERLYING DATA WHEN THE ESTIMATES ARE MADE, UNFORESEEN EVENTS AND UNCONTROLLABLE FACTORS CAN HAVE SIGNIFICANT ADVERSE OR POSITIVE IMPACTS ON THE ESTIMATES. ACTUAL RESULTS WILL INHERENTLY DIFFER FROM ESTIMATES. THE UNFORESEEN EVENTS AND UNCONTROLLABLE FACTORS INCLUDE: GEOLOGIC UNCERTAINTIES INCLUDING INHERENT SAMPLE VARIABILITY, METAL PRICE FLUCTUATIONS, VARIATIONS IN MINING AND PROCESSING PARAMETERS, AND ADVERSE CHANGES IN ENVIRONMENTAL OR MINING LAWS AND REGULATIONS. THE TIMING AND EFFECTS OF VARIANCES FROM ESTIMATED VALUES CANNOT BE ACCURATELY PREDICTED.

WE ARE AN EXPLORATION STAGE COMPANY BUT HAVE NOT YET COMMENCED EXPLORATION ACTIVITIES ON OUR CLAIM. WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

     We have not yet commenced exploration on the Balou Claims. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on May 24, 2006 and to date have been involved primarily in organizational activities and the acquisition of the mineral claim. We have not earned any revenues as of the date of this report. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from the claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

OUR INDEPENDENT AUDITOR HAS ISSUED AN AUDIT OPINION FOR CINNABAR VENTURES INC. WHICH INCLUDES A STATEMENT DESCRIBING OUR GOING CONCERN STATUS. OUR FINANCIAL STATUS CREATES A SUBSTANTIAL DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN.

     As described in Note 1 of our accompanying financial statements, our lack of operations and any guaranteed sources of future capital raise substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with limited operations and revenues.

BECAUSE MANAGEMENT HAS NO EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

     Our management has no professional training or technical credentials in the field of geology. As a result, they may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. Their decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

THERE IS THE RISK THAT OUR PROPERTY DOES NOT CONTAIN ANY KNOWN BODIES OF ORE RESULTING IN ANY FUNDS SPENT ON EXPLORATION BEING LOST.

     There is the likelihood of our mineral claim containing little or no economic mineralization or reserves of minerals. We have a geological report and the claim has been acquired per Quebec regulations. However, there is the possibility that our claim does not contain any reserves, resulting in any funds spent on exploration being lost.

BECAUSE WE HAVE NOT SURVEYED THE CLAIM, WE MAY DISCOVER MINERALIZATION ON THE CLAIM THAT IS NOT WITHIN OUR CLAIM BOUNDARIES.

     While we have conducted a mineral claim title search, this should not be construed as a guarantee of claim boundaries. Until the claim is surveyed, the precise location of the boundaries of the claim may be in doubt. If we discover mineralization that is close to the claim boundaries, it is possible that some or all of the mineralization may occur outside the boundaries. In such a case we would not have the right to extract those minerals.

IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON OUR MINERAL PROPERTY, WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY ADVANCE THE MINERAL CLAIMS INTO COMMERCIAL PRODUCTION.

     If our exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the claim into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of our claims and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible and you may lose any investment you make in this offering.

IF ACCESS TO OUR MINERAL CLAIM IS RESTRICTED BY INCLEMENT WEATHER, WE MAY BE DELAYED IN OUR EXPLORATION AND ANY FUTURE MINING EFFORTS.

     Access to the property is only via float plane or helicopter in the summer or ski plane in the winter. It is possible that severe weather could restrict access to our claim. Winters last from late October to late April with short, cool summers. If access to the claim is restricted we would be delayed in our exploration timetable.

GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES MAY INCREASE COSTS AND OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

     There are several governmental regulations that materially restrict mineral claim exploration and development. Under Canadian mining law, engaging in certain types of exploration requires work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws will not affect our initial exploration phase, if we identify exploitable minerals and proceed to excavation operations on the claim, we will incur regulatory compliance costs based upon the size and scope of our operations. In addition, new regulations could increase our costs of doing business and prevent us from exploring for and the exploitation of ore deposits. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

BECAUSE OUR CURRENT OFFICER HAS OTHER BUSINESS INTERESTS, SHE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

     Stephanie Wood, our sole officer, currently devotes approximately 5 hours per week providing management services to us. While she presently possesses adequate time to attend to our interests, it is possible that the demands on her from her other obligations could increase. The result being she would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

THERE IS NO CURRENT ACTIVE TRADING MARKET FOR OUR SECURITIES.

     Our common stock has been listed for trading on FINRA's OTC Bulletin Board since October 10, 2007 (symbol CNBR), however; there has been no active trading in our shares. There is no guarantee of trading volume or trading price levels sufficient for investors to sell their stock, recover their investment in our stock, or profit from the sale of their stock.

THE TRADING IN OUR SHARES IS REGULATED BY SECURITIES AND EXCHANGE COMMISSION RULE 15G-9 WHICH ESTABLISHED THE DEFINITION OF A "PENNY STOCK."

     Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 ($300,000 jointly with spouse), or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions. This includes, the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may make it difficult for our shareholders to resell any shares, if at all.

WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE. WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES, IF AT ALL.

     To be eligible for quotation on the OTC Bulletin Board, issuers must remain current in their filings with the SEC. In order for us to remain in compliance we will require cash to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to remain in compliance it may be difficult for our shareholders to resell any shares, if at all.

ITEM 2. PROPERTIES

We do not currently own any property. We are currently utilizing space at the residence of our president at #291 - 38 Pearson Street, Saint Johns, Newfoundland, Canada A1A 3R1. We believe the current premises are sufficient for our needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended May 31, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares are quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol "CNBR". The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB issuers must remain current in their filings with the SEC or applicable regulatory authority. Securities quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. We cannot guarantee that we will continue to have the funds required to remain in compliance with our reporting obligations.

There has been no active trading of our securities, and, therefore, no high and low bid pricing. As of the date of this report Cinnabar Ventures had 40 shareholders of record. We have paid no cash dividends and have no outstanding options.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. Our shares constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

     - contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;
     - contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;
     - contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;
     - contains a toll-free telephone number for inquiries on disciplinary actions;
     - defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
     - contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -    the bid and offer quotations for the penny stock;
     - the compensation of the broker-dealer and its salesperson in the transaction;
     - the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
     - monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

REPORTS

We are subject to certain filing requirements and will furnish annual financial reports to our stockholders, certified by our independent accountant, and will furnish un-audited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are an exploration stage company and have generated no revenues.

Our net losses for the years ended May 31, 2008 and 2007 were $41,022 and $24,734, respectively. Our net loss from inception (May 24, 2006) through May 31, 2008 was $65,756. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

In their report on our audited financial statements as at May 31, 2008, our auditors expressed substantial doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at May 31, 2008 was $2,271.

Our directors have agreed to advance funds to pay the cost of reclamation of the property should exploitable minerals not be found and we abandon our exploration program and there are no remaining funds in the company. While they have agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law.

We received our initial funding of $5,000 through the sale of common stock to our directors in June 2006 (5,000,000 shares at $0.001) and $22,400 from sales of common stock to investors from the period of August 2006 through November 2006. In August 2006 we offered and sold 240,000 common stock shares at $0.01 per share to 6 non-affiliated private investors for proceeds of $2,400. In September 2006 we offered and sold 1,000,000 common stock shares at $0.01 per share to 12 non-affiliated private investors for proceeds of $10,000. In November 2006 we offered and sold 100,000 common stock shares at $0.10 per share to 20 non-affiliated private investors for proceeds of $10,000.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company's year end is May 31.

2. CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the time of issuance to be cash equivalents.

3. REVENUE RECOGNITION

The Company recognizes reproduction and distribution revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 and 104 ("SAB 101 and 104"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability is reasonably assured. As at May 31, 2008 the Company has not generated any revenues.

4. USE OF ESTIMATES AND ASSUMPTIONS

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

5. FOREIGN CURRENCY TRANSLATION

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

6. EXPLORATION STAGE COMPANY

The Company complies with Financial Accounting Standards Board Statement No. 7 "Accounting and Reporting by Development Stage Enterprises" in its characterization of the Company as an exploration stage enterprise.

7. FAIR VALUE OF FINANCIAL INSTRUMENT

The carrying value of cash approximates its fair value because of the short maturity of this instrument. Unless otherwise noted, it is management's opinion the Company is not exposed to significant interest, currency or credit risks arising from this financial instrument.

8. COMPREHENSIVE LOSS

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

9. INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward.

10. BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

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

11. RECENT ACCOUNTING PRONOUNCEMENTS

The Company anticipates that the future adoption of recent accounting pronouncements will not have a material impact on the Company's financial statements.

BUSINESS OPERATIONS OVERVIEW

Our plan of operation for the next twelve months is to complete the first of the three phases of the exploration program on our claim. In addition to the $12,863 we anticipate spending for Phase 1 of the exploration program as outlined below, we anticipate spending an additional $3,000 on professional fees, including fees payable in connection with compliance with reporting obligations and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $16,000. If we experience a shortage of funds prior to funding we may utilize funds from our directors, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

Phase 3 DRILLING: Positive targets will need to be drill tested, first with shallow (<100 meter) holes. Tentatively 5 drill holes are contemplated.

                                     BUDGET

PHASE 1 PROSPECTING                                       C $              US $
                                                        -------          -------
Mobilization and travel costs to Chibougamau              2,000
Prospector  8 days @  $350/day                            2,800
Assistant   8 days  @  $250/day                           2,000
Camping equipment/food                                    2,300
Floatplane  (shared)                                      3,000
Organization, planning                                      900
                                                         ------
Total                                                    13,000           12,863

PHASE 2  GEOCHEMICAL SAMPLING

Mobilization and travel to Chibougamua                    3,000
Technician   15 days @ $400/day                           6,000
Assistant 15 days @  $250/day                             3,750
Camping equipment and food                                3,500
Floatplane charter                                        4,000
Sampling materials and equipment                            600
MiM analysis  250 samples @ $35                           8,750
Sample shipping                                             500
Drafting , Interpretation and Report                      7,000
Assessment fees                                           1,980
Planning , Organization                                   2,000
                                                        -------
Total                                                    41,080           40,642

PHASE 3  DIAMOND DRILLING

500 m , 4 drill holes @ $110/m                           45,000
Supervision, organization and logging, sampling          16,000
Helicopter support 30 hrs @ $1,100                       33,000
Mobe and Demobe                                          60,000
Report, Drafting                                          6,000
Camping , travel costs, food                             25,000
                                                        -------
                                                        185,000          183,029
                                                        -------          -------

                                                                         236,534
                                                                         =======

Subject to financing, we plan to commence Phase 1 of the exploration program on the claim in late summer 2008. We expect this phase to take eight days to complete and an additional one to two months for the geologist to prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. Subject to financing and the results of phase 1, we anticipate commencing with phase 2 and 3 in spring or summer 2009. We have a verbal agreement with Andre Pauwels, the professional geologist who prepared the geology report on the Balou Claims, to retain his services for our planned exploration program. We will require additional funding to proceed with any subsequent work on the claim; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any phase of the exploration program.

ITEM 8. FINANCIAL STATEMENTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Cinnabar Ventures Inc.
(An Exploration Stage Company)
St Johns, Newfoundland, Canada

We have audited the accompanying balance sheets of Cinnabar Ventures Inc. (the "Company") as of May 31, 2008 and 2007, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended May 31, 2008 and 2007 and for the period from May 24, 2006 (inception) through May 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cinnabar Ventures Inc. as of May 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended May 31, 2008 and 2007 and for the period from May 24, 2006 (inception) through May 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2009 raise substantial doubt about its ability to continue as a going concern. The 2008 financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ LBB & Associates Ltd., LLP
---------------------------------------
LBB & Associates Ltd., LLP

Houston, Texas
July 2, 2008

CINNABAR VENTURES INC.
(An Exploration Stage Company)
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                             May 31, 2008       May 31, 2007
                                                                 - $ -              - $ -
                                                             ------------       ------------
ASSETS

Current assets
  Cash                                                            2,271            21,166
                                                                -------           -------
Total current assets                                              2,271            21,166
                                                                -------           -------

Total assets                                                      2,271            21,166
                                                                -------           -------
LIABILITIES

Current liabilities
  Accounts payable and accrued liabilities                        1,627               500
  Shareholder advances                                            3,000                --
                                                                -------           -------
Total current liabilities                                         4,627               500
                                                                -------           -------

Total liabilities                                                 4,627               500
                                                                -------           -------
STOCKHOLDERS' EQUITY (DEFICIT)

Common stock
  Authorized:
   75,000,000 common shares with a par value of $0.001
  Issued and outstanding:
   6,340,000 common shares                                        6,340             6,340
  Additional paid in capital                                     57,060            39,060
  Deficit accumulated during the exploration stage              (65,756)          (24,734)
                                                                -------           -------
Total stockholders' equity (deficit)                             (2,356)           20,666
                                                                -------           -------

Total liabilities and stockholders' equity (deficit)              2,271            21,166
                                                                =======           =======

               See accompanying summary of accounting policies and
                         notes to financial statements

CINNABAR VENTURES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Years ended May 31, 2008 and May 31, 2007
and period from May 24, 2006 (Inception) through May 31, 2008
--------------------------------------------------------------------------------

                                                                                           Period from
                                                                                           May 24, 2006
                                                                                         (Inception) to
                                                   May 31,              May 31,              May 31,
                                                    2008                 2007                 2008
                                                   - $ -                - $ -                - $ -
                                                 ----------           ----------           ----------
Management fees                                      12,000               12,000               24,000

General and administrative                           29,022               12,734               41,756
                                                 ----------           ----------           ----------

      Net loss                                      (41,022)             (24,734)             (65,756)
                                                 ==========           ==========           ==========


Basic and diluted net loss per share                  (0.01)               (0.00)


Weighted average number of shares outstanding     6,340,000            5,763,342
                                                 ==========           ==========


               See accompanying summary of accounting policies and
                         notes to financial statements

CINNABAR VENTURES INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Years ended May 31, 2008 and May 31, 2007
and period from May 24, 2006 (Inception) through May 31, 2008
--------------------------------------------------------------------------------

                                                                                        Period from
                                                                                        May 24, 2006
                                                                                        (Inception)
                                                                                          through
                                                       May 31,           May 31,           May 31,
                                                        2008              2007              2008
                                                       - $ -             - $ -             - $ -
                                                      -------           -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            (41,022)          (24,734)          (65,756)
  Add: Non cash contribution of services               18,000            18,000            36,000
  Adjustments to reconcile net loss to cash
   used by operating activities:

  Net change in:
    Accounts payable and accrued liabilities            1,127               500             1,627
                                                      -------           -------           -------

CASH FLOWS USED IN OPERATING ACTIVITIES               (21,895)           (6,234)          (28,129)
                                                      -------           -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from shareholder advances                    3,000                --             3,000
  Cash received from sale of common stock                  --            22,400            27,400
                                                      -------           -------           -------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES             3,000            22,400            30,400
                                                      -------           -------           -------
NET INCREASE (DECREASE) IN CASH                       (18,895)           16,166             2,271

CASH, BEGINNING OF PERIOD                              21,166             5,000                --
                                                      -------           -------           -------

CASH, END OF PERIOD                                     2,271            21,166             2,271
                                                      =======           =======           =======

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                              --                --                --
                                                      =======           =======           =======

Taxes paid                                                 --                --                --
                                                      =======           =======           =======


               See accompanying summary of accounting policies and
                         notes to financial statements

CINNABAR VENTURES INC.
(An Exploration  Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period from May 24, 2006 (Inception) through May 31, 2008
--------------------------------------------------------------------------------

                                                                                    Deficit
                                                                                   Accumulated
                                            Common Shares          Additional      During the
                                        ---------------------       Paid-in       Exploration
                                        Number      Par Value       Capital           Stage           Total
                                        ------      ---------       -------           -----           -----

Balance, May 24, 2006                        --      $    --       $     --        $      --        $     --

Stock issued to founders for cash     5,000,000        5,000             --               --           5,000
                                      ---------      -------       --------        ---------        --------
Balance, May 31, 2006                 5,000,000        5,000             --               --           5,000

Stock issued for cash                 1,340,000        1,340         21,060               --          22,400

Donated capital                              --           --         18,000               --          18,000

Net loss                                     --           --             --          (24,734)        (24,734)
                                      ---------      -------       --------        ---------        --------
Balance, May 31, 2007                 6,340,000        6,340         39,060          (24,734)         20,666

Donated capital                              --           --         18,000               --          18,000

Net loss                                     --           --             --          (41,022)        (41,022)
                                      ---------      -------       --------        ---------        --------

Balance, May 31, 2008                 6,340,000      $ 6,340       $ 57,060        $ (65,756)       $ (2,356)
                                      =========      =======       ========        =========        ========

               See accompanying summary of accounting policies and
                          notes to financial statements

CINNABAR VENTURES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
Period From Inception (May 24, 2006) to May 31, 2008
--------------------------------------------------------------------------------

1. NATURE OF OPERATIONS

The Company was incorporated in the State of Nevada on May 24, 2006 and is in the exploration stage.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business, which raises substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company's year end is May 31.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the time of issuance to be cash equivalents.

REVENUE RECOGNITION

The Company recognizes reproduction and distribution revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 and 104 ("SAB 101 and 104"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. As at May 31, 2008, the Company has not generated any revenues.

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

EXPLORATION STAGE COMPANY

The Company complies with Financial Accounting Standards Board Statement No. 7 "Accounting and Reporting by Development Stage Enterprises" in its characterization of the Company as an exploration stage enterprise.

CINNABAR VENTURES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
Period From Inception (May 24, 2006) to May 31, 2008
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FAIR VALUE OF FINANCIAL INSTRUMENT

The carrying value of cash approximates its fair value because of the short maturity of this instrument. Unless otherwise noted, it is management's opinion the Company is not exposed to significant interest, currency or credit risks arising from this financial instrument.

COMPREHENSIVE LOSS

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

3. COMMON SHARES

a) In June 2006 the Company issued 5,000,000 common shares of the Company at $0.001 per share for cash proceeds of $5,000.

b) In August 2006 the Company issued 240,000 common shares of the Company at $0.01 per share for cash proceeds of $2,400.

c) In September 2006 the Company issued 1,000,000 common shares of the Company at $0.01 per share for cash proceeds of $10,000.

d) In November 2006 the Company issued 100,000 common shares of the Company at $0.10 per share for cash proceeds of $10,000.

CINNABAR VENTURES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
Period From Inception (May 24, 2006) to May 31, 2008
--------------------------------------------------------------------------------

4. INCOME TAXES

The Company follows Statement of Financial Accounting Standards Number 109 (SFAS
109), "Accounting for Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

The provision for refundable federal income tax consists of the following for the years ending May 31:

                                                 May 31, 2008       May 31, 2007
                                                    - $ -               - $ -
                                                 ------------       ------------
Refundable federal income tax attributable to:
  Net loss                                          14,000              8,500
  Less: Change in valuation allowance              (14,000)            (8,500)
                                                   -------            -------

Net refundable amount                                   --                 --
                                                   =======            =======

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                                    May 31, 2008
                                                                        - $ -
                                                                    ------------
Deferred tax asset attributable to:
   Net operating loss carryover                                        22,500
   Valuation allowance                                                (22,500)
                                                                      -------

Net deferred tax asset                                                     --
                                                                      =======

At May 31, 2008, the Company had an unused net operating loss carry-forward approximating $66,000 that is available to offset future taxable income; the loss carry-forward will start to expire in 2028.

The effective tax rate for the Company is reconciled to statutory tax rates as follows:

                                                 May 31, 2008       May 31, 2007
                                                 ------------       ------------
U.S. Federal statutory tax rate                        34%                34%

U.S. valuation difference                             (34%)              (34%)
                                                    -----              -----

Effective tax rate                                     --                 --
                                                    =====              =====

CINNABAR VENTURES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
Period From Inception (May 24, 2006) to May 31, 2008
--------------------------------------------------------------------------------

5. RELATED PARTY TRANSACTIONS

During the year ending May 31, 2008, a related party contributed management services and office space to the Company. These services were valued at $1,500 per month and recorded as a contribution to capital.

During the year ending May 31, 2008, the president of the company advanced $3,000 to the company for operating expenses. The loan is shown as an account payable on the balance sheet, bears no interest, is unsecured and is payable upon demand.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

Management assessed the effectiveness of the Company's internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee and outside directors on the Company's Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our Chief Executive Officer and Chief Financial Officer, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The officer and directors of Cinnabar Ventures Inc., whose one year terms will expire on 05/31/09, or at such a time as their successor(s) shall be elected and qualified are as follows:

Name & Address             Age      Position   Date First Elected   Term Expires
--------------             ---      --------   ------------------   ------------

Stephanie Wood              41      President,       5/24/06          5/31/09
#291 - 38 Pearson Street            Secretary,
Saint Johns, Newfoundland           Treasurer,
Canada A1A 3R1                      CFO, CEO &
                                    Director

Barry Anderson              61      Director         5/24/06          5/31/09
#291 - 38 Pearson Street
Saint Johns, Newfoundland
Canada A1A 3R1

The persons named above are promoters of Cinnabar Ventures Inc., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Our directors currently devote as much time as the board of directors deems necessary to manage the affairs of the company.

Our officer and directors have not been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting them from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

They have not been convicted in any criminal proceeding (excluding traffic violations) and are not the subject of a criminal proceeding which is currently pending.

RESUMES

STEPHANIE WOOD has been President, CEO, Treasurer, CFO, Secretary and Director of the Company since inception.

From 1997 to the present she has been employed by Aliant, a telecommunications company, as a Human Resource Manager.

1994 Graduate of Temple University, Philadelphia, PA with a bachelor's degree in geography and urban studies.

BARRY ANDERSON has been Director of the Company since inception.

For the last 18 years he was employed in sales and promotions by Air Canada and retired in 2006.

1973 Graduate of University of Western Ontario with a bachelor's degree in commerce.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations, one officer and two directors, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

Our current officer receives no compensation. The current Board of Directors is comprised of Stephanie Wood and Barry Anderson.

                           SUMMARY COMPENSATION TABLE

                                                                                      Change in
                                                                                       Pension
                                                                                       Value &
                                                                        Non-Equity   Nonqualified
                                                                        Incentive     Deferred       All
 Name and                                                                  Plan        Compen-      Other
Principal                                           Stock      Option    Compen-       sation       Compen-
Position             Year   Salary     Bonus      Awards      Awards     sation       Earnings     sation     Totals
--------             ----   ------     -----      ------      ------     ------       --------     ------     ------
Stephanie Wood,      2007       0         0           0           0          0             0           0          0
President,           2008       0         0           0           0          0             0           0          0
CEO and
Director

Barry Anderson,      2007       0         0           0           0          0             0           0          0
Director             2008       0         0           0           0          0             0           0          0

There are no current employment agreements between the company and its executive officers.

In June 2006, a total of 5,000,000 shares of common stock were issued to Stephanie Wood and Barry Anderson in exchange for cash in the amount of $5,000 U.S., or $.001 per share.

The terms of these stock issuances were as fair to the company, in the opinion of the board of directors, as could have been made with an unaffiliated third party.

Stephanie Wood currently devotes approximately 5 hours per week to manage the affairs of the company. She has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Cinnabar Ventures Inc. voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this annual report:

         Name of                         No. of            Percentage
     Beneficial Owner(1)                 Shares           of Ownership:
     -------------------                 ------           -------------

     Stephanie Wood                    2,500,000               39%

     Barry Anderson                    2,500,000               39%

     Officers and
      Directors as a Group (2)         5,000,000               78%

----------
(1) The persons named may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In June 2006, a total of 5,000,000 shares of Common Stock were issued to Stephanie Wood and Barry Anderson in exchange for $5,000 US, or $.001 per share (2,500,000 shares each). All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by the officer and directors of the Company. (See "Principal Stockholders".)

During the year ending May 31, 2008, the president of the company advanced $3,000 to the company for operating expenses. The loan is shown as an account payable on the balance sheet, bears no interest, is unsecured and is payable upon demand.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $4,600, for tax services were $Nil and for other services were $10,050 during the year ended May 31, 2008.

The total fees charged to the company for audit services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended May 31, 2007.

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

     Exhibit No.                      Description
     -----------                      -----------

        3.1          Articles of Incorporation*
        3.2          Bylaws*
       31.1          Sec. 302 Certification of Chief Executive Officer
       31.2          Sec. 302 Certification of Chief Financial Officer
       32.1          Sec. 906 Certification of Chief Executive Officer
       32.2          Sec. 906 Certification of Chief Financial Officer

----------
* Incorporated by reference and can be found in our original Form SB-2 Registration Statement, filed under SEC File Number 333-145443, at the SEC website at www.sec.gov.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 25, 2008          Cinnabar Ventures Inc., Registrant


                       By: /s/ Stephanie Wood
                           -----------------------------------------------------
                           Stephanie Wood, President, Chief Executive Officer, Principal Accounting Officer, Chief Financial Officer and Director


                       By: /s/ Barry Anderson
                           -----------------------------------------------------
                           Barry Anderson, Director