Form 10-Q
period 2008-08-31
Cinnabar Ventures Inc
filed 2008-10-08
CIK 1409136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2008

                        Commission file number 333-145443


                             CINNABAR VENTURES INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                            #291 - 38 Pearson Street
                        Saint Johns, Newfoundland A1A 3R1
          (Address of principal executive offices, including zip code)

                                  (902)482-3456
                     (telephone number, including area code)

       Val-U-Corp Services, Inc.
  1802 North Carson Street, Suite 212
     Carson City, NV  89701-9141              (800) 555-0738      (775) 887-0738
(Name and Address of Agent for Service)     (Telephone Number)     (Fax Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,340,000 shares as of October 1, 2008.

ITEM 1. FINANCIAL STATEMENTS

The unaudited quarterly financial statements for the period ended August 31, 2008, prepared by the company, immediately follow.

CINNABAR VENTURES INC.
(An Exploration Stage Company)
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                             August 31, 2008     May 31, 2008
                                                                  - $ -             - $ -
                                                                --------           --------
                                                               (Unaudited)
ASSETS

Current assets
  Cash                                                               186              2,271
                                                                --------           --------
Total current assets                                                 186              2,271
                                                                --------           --------

Total assets                                                         186              2,271
                                                                ========           ========
LIABILITIES

Current liabilities
  Accounts payable and accrued liabilities                         1,627              1,627
  Shareholder advances                                             9,500              3,000
                                                                --------           --------
Total current liabilities                                         11,127              4,627
                                                                --------           --------

Total liabilities                                                 11,127              4,627
                                                                --------           --------

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock
  Authorized:
   75,000,000 common shares with a par value of $0.001
  Issued and outstanding:
   6,340,000 common shares                                         6,340              6,340
  Additional paid in capital                                      61,560             57,060
  Deficit accumulated during the exploration stage               (78,841)           (65,756)
                                                                --------           --------
Total stockholders' deficit                                      (10,941)            (2,356)
                                                                --------           --------

Total liabilities and stockholders' deficit                          186              2,271
                                                                ========           ========


               See accompanying summary of accounting policies and
                         notes to financial statements

CINNABAR VENTURES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Three months ended August 31, 2008 and August 31, 2007
and period from May 24, 2006 (Inception) through August 31, 2008
(Unaudited)
--------------------------------------------------------------------------------

                                                                                    Period from
                                                                                    May 24, 2006
                                                                                   (Inception) to
                                                  August 31,        August 31,        August 31,
                                                    2008              2007              2008
                                                    - $ -             - $ -             - $ -
                                                 ----------        ----------        ----------
Management fees                                       3,000             3,000            27,000

General and administrative                           10,085             6,608            51,841
                                                 ----------        ----------        ----------

Net loss                                            (13,085)           (9,608)          (78,841)
                                                 ==========        ==========        ==========

Basic and diluted net loss per share                  (0.00)            (0.00)


Weighted average number of shares outstanding     6,340,000         6,340,000
                                                 ==========        ==========


               See accompanying summary of accounting policies and
                         notes to financial statements

CINNABAR VENTURES INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Three months ended August 31, 2008 and August 31, 2007
and period from May 24, 2006 (Inception) through August 31, 2008
(Unaudited)
--------------------------------------------------------------------------------

                                                                                       Period from
                                                                                       May 24, 2006
                                                                                      (Inception) to
                                                     August 31,        August 31,        August 31,
                                                       2008              2007              2008
                                                       - $ -             - $ -             - $ -
                                                      -------           -------           -------
CASHFLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            (13,085)           (9,608)          (78,841)
  Add: Non cash contribution of services                4,500             4,500            40,500
  Adjustments to reconcile net loss to cash
   used by operating activities:
  Net change in:
    Accounts payable and accrued liabilities               --                --             1,627
                                                      -------           -------           -------

CASH FLOWS USED IN OPERATING ACTIVITIES                (8,585)           (5,108)          (36,714)
                                                      -------           -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from shareholder advances                    6,500                --             9,500
  Cash received from sale of common stock                  --                --            27,400
                                                      -------           -------           -------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES             6,500                --            36,900
                                                      -------           -------           -------

NET (DECREASE) INCREASE IN CASH                        (2,085)           (5,108)              186

CASH, BEGINNING OF PERIOD                               2,271            21,166                --
                                                      -------           -------           -------

CASH, END OF PERIOD                                       186            16,058               186
                                                      =======           =======           =======

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                            --                --                --
                                                      =======           =======           =======
  Taxes paid                                               --                --                --
                                                      =======           =======           =======


               See accompanying summary of accounting policies and
                         notes to financial statements

CINNABAR VENTURES INC.
NOTES TO FINANCIAL STATEMENTS
(An Exploration Stage Company)
PERIOD FROM INCEPTION (MAY 24, 2006) TO August 31, 2008
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Cinnabar Ventures, Inc. ("Cinnabar" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008, as reported in the Form 10-K, have been omitted.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements.

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

Our net losses for the three months ended August 31, 2008 and 2007 were $13,085 and $9,608, respectively. Our net loss from inception (May 24, 2006) through August 31, 2008 was $78,841. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

In their report on our audited financial statements as at May 31, 2008, our auditors raised substantial doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

The following table provides selected financial data about our company for the period ended August 31, 2008.

                    Balance Sheet Data:             8/31/08
                    -------------------             -------

                    Cash                           $    186
                    Total assets                   $    186
                    Total liabilities              $ 11,127
                    Shareholders' deficit          $(10,941)

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at August 31, 2008 was $186.

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

Phase 3 DRILLING: Positive targets will need to be drill tested, first with shallow (<100 meter) holes. Tentatively 5 drill holes are contemplated.

                                     BUDGET

PHASE 1 PROSPECTING                                      C $             US $
Mobilization and travel costs to Chibougamau             2,000
Prospector 8 days @ $350/day                             2,800
Assistant 8 days @ $250/day                              2,000
Camping equipment/food                                   2,300
Floatplane (shared)                                      3,000
Organization, planning                                     900
Total                                                   13,000          13,000
                                                        ------          ------
PHASE 2 GEOCHEMICAL SAMPLING
Mobilization and travel to Chibougamua                   3,000
Technician 15 days @ $400/day                            6,000
Assistant 15 days @ $250/day                             3,750
Camping equipment and food                               3,500
Floatplane charter                                       4,000
Sampling materials and equipment                           600
MiM analysis  250 samples @ $35                          8,750
Sample shipping                                            500
Drafting, Interpretation and Report                      7,000
Assessment fees                                          1,980
Planning, Organization                                   2,000
Total                                                   41,080          41,624
                                                        ------          ------
PHASE 3 DIAMOND DRILLING
500 m, 4 drill holes @ $110/m                           45,000
Supervision, organization and logging, sampling         16,000
Helicopter support 30 hrs @ $1,100                      33,000
Mobe and Demobe                                         60,000
Report, Drafting                                         6,000
Camping , travel costs, food                            25,000
                                                       185,000         187,478
                                                       -------         -------
                                                                       242,102
                                                                       =======

Subject to financing, we plan to commence Phase 1 of the exploration program on the claim in the first quarter 2009. We expect this phase to take eight days to complete and an additional one to two months for the geologist to prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. Subject to financing and the results of phase 1, we anticipate commencing with phase 2 and 3 in summer 2009. We have a verbal agreement with Andre Pauwels, the professional geologist who prepared the geology report on the Balou Claims, to retain his services for our planned exploration program. We will require additional funding to proceed with any subsequent work on the claim; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any phase of the exploration program.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 4. CONTROLS AND PROCEDURES

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

Additionally, there were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

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

October 6, 2008          Cinnabar Ventures Inc., Registrant


                         By: /s/ Stephanie Wood
                             ---------------------------------------------------
                             Stephanie Wood, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director