Form 10-Q
period 2008-11-30
Cinnabar Ventures Inc
filed 2009-01-15
CIK 1409136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,340,000 shares as of January 13, 2009.

ITEM 1. FINANCIAL STATEMENTS

The unaudited quarterly financial statements for the period ended November 30, 2008, prepared by the company, immediately follow.

CINNABAR VENTURES INC.
(An Exploration Stage Company)
Balance Sheets
--------------------------------------------------------------------------------

                                                                         Unaudited
                                                                        November 30,         May 31,
                                                                           2008               2008
                                                                         --------           --------
ASSETS

CURRENT ASSETS
  Cash                                                                   $    280           $  2,271
                                                                         --------           --------

      TOTAL ASSETS                                                       $    280           $  2,271
                                                                         ========           ========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
  Accounts Payable                                                       $  4,275           $  1,627
  Shareholder Advances                                                     12,500              3,000
                                                                         --------           --------

TOTAL LIABILITIES                                                          16,775              4,627
                                                                         --------           --------
STOCKHOLDERS' EQUITY (DEFICIT)
  75,000,000 shares Common Stock authorized at $0.001/par value
  6,340,000 shares issued and outstanding at November 30, 2008
   and May 31, 2008 respectively                                            6,340              6,340
  Additional Paid-in Capital                                               66,060             57,060
  Deficit accumulated during the exploration stage                        (88,895)           (65,756)
                                                                         --------           --------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (16,495)            (2,356)
                                                                         --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $    280           $  2,271
                                                                         ========           ========


 The accompanying footnotes are an integral part of these financial statements

CINNABAR VENTURES INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                   Inception
                               Three Months    Three Months      Six Months       Six Months     (May 24, 2006)
                                 Ending           Ending           Ending           Ending          Through
                               November 30,     November 30,     November 30,     November 30,     November 30,
                                  2008             2007             2008             2007             2008
                               ----------       ----------       ----------       ----------       ----------
REVENUES
  Revenues                     $       --       $       --       $       --       $       --       $       --

EXPENSES
  General & Administrative         10,054           13,751           23,139           23,359           88,895
                               ----------       ----------       ----------       ----------       ----------

NET (LOSS)                     $  (10,054)      $  (13,751)      $  (23,139)      $  (23,359)      $  (88,895)
                               ==========       ==========       ==========       ==========       ==========

Basic earnings per share            (0.00)           (0.00)           (0.00)           (0.00)

Weighted average number of
 common shares outstanding      6,340,000        6,340,000        6,340,000        6,340,000
                               ----------       ----------       ----------       ----------


 The accompanying footnotes are an integral part of these financial statements

CINNABAR VENTURES INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                     Inception
                                                               Six Months         Six Months       (May 24, 2006)
                                                                 Ending             Ending            Through
                                                               November 30,       November 30,       November 30,
                                                                  2008               2007               2008
                                                                --------           --------           --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                             $(23,139)          $(23,359)          $(88,895)
  Accrued Liabilities                                              2,648                 --              4,275
  Non cash contribution of services                                9,000              9,000             45,000
                                                                --------           --------           --------
      Total cash provided by (used in) operating activities      (11,491)           (14,359)           (39,620)
                                                                --------           --------           --------

CASH FLOW FROM INVESTING ACTIVITIES
  Net cash provided by (used in) investing activities                 --                 --                 --
                                                                --------           --------           --------
      Total cash provided by (used in) investing activities           --                 --                 --
                                                                --------           --------           --------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of Common Stock                              --                 --             27,400
  Proceeds from shareholder advances                               9,500                 --             12,500
                                                                --------           --------           --------
      Total cash provided by (used in) financing activities        9,500                 --             39,900
                                                                --------           --------           --------

Net increase (decrease) in cash                                   (1,991)           (14,359)               280

Cash at beginning of period                                        2,271             21,166                 --
                                                                --------           --------           --------

Cash at end of period                                           $    280           $  6,807           $    280
                                                                ========           ========           ========

Supplemental Cash Flow Information:
  Interest Paid                                                 $     --           $     --           $     --
                                                                ========           ========           ========
  Taxes Paid                                                    $     --           $     --           $     --
                                                                ========           ========           ========


 The accompanying footnotes are an integral part of these financial statements

CINNABAR VENTURES INC.
(An Exploration Stage Company)
Notes to Financial Statements
Period from Inception (May 24, 2006) to November 30, 2008
(Unaudited)
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Cinnabar Ventures, Inc. ("Cinnabar" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008, as reported in the Form 10-K, have been omitted.

These financial statements have been prepared on an a going concern basis which assumes the Company will be able to realize its asses and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares.

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

Our mineral claim has been acquired per Quebec government requirements and we hired a professional geologist to prepare a geological report. Based on the following factors it is concluded by our geologist in his report that the claims are prospective for diamond mineralization:

     1.   The Barou property is located in the Otish Mountains diamond camp.
     2. The Barou property is located 10 km north of the Tichegamie kimberlite cluster.
     3. The presence of anomalously high counts of small lakes makes this 10 km2 property prospective for the presence of kimberlite pipes.

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

Our net losses for the three months ended November 30, 2008 and 2007 were $10,054 and $13,751, respectively. Our net losses for the six months ended November 30, 2008 and 2007 were $23,139 and $23,359, respectively. Our net loss from inception (May 24, 2006) through November 30, 2008 was $88,895. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

In their report on our audited financial statements as at May 31, 2008, our auditors raised substantial doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

The following table provides selected financial data about our company for the period ended November 30, 2008.

                    Balance Sheet Data:            11/30/08
                    -------------------            --------

                    Cash                           $    280
                    Total assets                   $    280
                    Total liabilities              $ 16,775
                    Shareholders' deficit          $(16,495)

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at November 30, 2008 was $280.

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

                                     Budget

                                     BUDGET

                                                         C $             US $
                                                        ------          ------
PHASE 1 PROSPECTING
Mobilization and travel costs to Chibougamau             2,000
Prospector 8 days @ $350/day                             2,800
Assistant 8 days @ $250/day                              2,000
Camping equipment/food                                   2,300
Floatplane (shared)                                      3,000
Organization, planning                                     900
Total                                                   13,000          13,000
                                                        ------          ------
PHASE 2 GEOCHEMICAL SAMPLING
Mobilization and travel to Chibougamua                   3,000
Technician 15 days @ $400/day                            6,000
Assistant 15 days @ $250/day                             3,750
Camping equipment and food                               3,500
Floatplane charter                                       4,000
Sampling materials and equipment                           600
MiM analysis  250 samples @ $35                          8,750
Sample shipping                                            500
Drafting, Interpretation and Report                      7,000
Assessment fees                                          1,980
Planning, Organization                                   2,000
Total                                                   41,080          41,624
                                                        ------          ------
PHASE 3 DIAMOND DRILLING
500 m, 4 drill holes @ $110/m                           45,000
Supervision, organization and logging, sampling         16,000
Helicopter support 30 hrs @ $1,100                      33,000
Mobe and Demobe                                         60,000
Report, Drafting                                         6,000
Camping , travel costs, food                            25,000
                                                       185,000         187,478
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

January 14, 2009         Cinnabar Ventures Inc., Registrant


                         By: /s/ Stephanie Wood
                             ---------------------------------------------------
                             Stephanie Wood, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director