Form 10-Q
period 2009-02-28
Cinnabar Ventures Inc
filed 2009-04-14
CIK 1409136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,340,000 shares as of April 9, 2009

ITEM 1. FINANCIAL STATEMENTS.

The unaudited quarterly financial statements for the period ended February 28, 2009, prepared by the company, immediately follow.

                             CINNABAR VENTURES INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                             Unaudited           Audited
                                                            February 28,          May 31,
                                                                2009               2008
                                                              --------           --------
ASSETS

CURRENT ASSETS
  Cash                                                        $     34           $  2,271
                                                              --------           --------

      TOTAL ASSETS                                            $     34           $  2,271
                                                              ========           ========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
  Accounts Payable                                            $     --           $  1,627
  Shareholder Advances                                          15,950              3,000
                                                              --------           --------

      TOTAL LIABILITIES                                         15,950              4,627
                                                              --------           --------

STOCKHOLDERS' EQUITY (DEFICIT)
  75,000,000 shares Common Stock
   Authorized at $0.001/par value
   6,340,000 shares issued and outstanding at
   February 28, 2009 and May 31, 2008 respectively               6,340              6,340
  Additional Paid-in Capital                                    70,560             57,060
  Deficit accumulated during the exploration stage             (92,816)           (65,756)
                                                              --------           --------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                           (15,916)            (2,356)
                                                              --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $     34           $  2,271
                                                              ========           ========


 The accompanying footnotes are an integral part of these financial statements.

                             CINNABAR VENTURES INC.
                         (An Exploration Stage Company)
                            Statements of Operations
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                                  Inception
                                Three Months    Three Months    Nine Months     Nine Months     (May 24, 2006)
                                  Ending          Ending          Ending          Ending           Through
                                February 28,    February 29,    February 28,    February 29,     February 28,
                                   2009            2008            2009            2008             2009
                                ----------      ----------      ----------      ----------       ----------
REVENUES
  Revenues                      $       --      $       --      $       --      $       --       $       --

EXPENSES
  General & Administrative           3,922           9,375          27,060          32,735           92,816
                                ----------      ----------      ----------      ----------       ----------

NET (LOSS)                      $   (3,922)     $   (9,375)     $  (27,060)     $  (32,735)      $  (92,816)
                                ==========      ==========      ==========      ==========       ==========

Basic earnings per share              0.00            0.00            0.00            0.00

Weighted average number of
 common shares outstanding       6,340,000       6,340,000       6,340,000       6,340,000
                                ----------      ----------      ----------      ----------


 The accompanying footnotes are an integral part of these financial statements.

                             CINNABAR VENTURES INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                            Inception
                                                                     Nine Months        Nine Months       (May 24, 2006)
                                                                       Ending             Ending             Through
                                                                     February 28,       February 29,       February 28,
                                                                        2009               2008               2009
                                                                      --------           --------           --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                                   $(27,060)          $(32,735)          $(92,816)
  Accrued Liabilities                                                   (1,627)              (500)                --
  Non cash contribution of services                                     13,500             13,500             49,500
                                                                      --------           --------           --------
      Total cash provided by (used in) operating activities            (15,187)           (19,735)           (43,316)
                                                                      --------           --------           --------

CASH FLOW FROM INVESTING ACTIVITIES
  Net cash provided by (used in) investing activities                       --                 --                 --
                                                                      --------           --------           --------
      Total cash provided by (used in) investing activities                 --                 --                 --
                                                                      --------           --------           --------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of Common Stock                                    --                 --             27,400
  Proceeds from shareholder advances                                    12,950                 --             15,950
                                                                      --------           --------           --------
      Total cash provided by (used in) financing activities)            12,950                 --             43,350
                                                                      --------           --------           --------

Net increase (decrease) in cash                                         (2,237)           (19,735)                34

Cash at beginning of period                                              2,271             21,166                 --
                                                                      --------           --------           --------

Cash at end of period                                                 $     34           $  1,431           $     34
                                                                      ========           ========           ========

Supplemental Cash Flow Information:
   Interest Paid                                                            --                 --                 --
                                                                      ========           ========           ========
   Taxes Paid                                                               --                 --                 --
                                                                      ========           ========           ========


 The accompanying footnotes are an integral part of these financial statements

                             CINNABAR VENTURES INC.
                         (An Exploration Stage Company)
                    Condensed Notes to Financial Statements
           Period From Inception (May 24, 2006) to February 28, 2009
                                  (Unaudited)
--------------------------------------------------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Our net losses for the three months ended February 28, 2009 and 2008 were $3,922 and $9,375, respectively. Our net losses for the nine months ended February 28, 2009 and 2008 were $27,060 and $32,735, respectively. Our net loss from inception (May 24, 2006) through February 28, 2009 was $92,816. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

In their report on our audited financial statements as at May 31, 2008, our auditors raised substantial doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

The following table provides selected financial data about our company for the period ended February 28, 2009.

                    Balance Sheet Data:            02/28/09
                    -------------------            --------

                    Cash                           $     34
                    Total assets                   $     34
                    Total liabilities              $ 15,950
                    Shareholders' deficit          $(15,916)

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at February 28, 2009 was $34.

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
                                                                       -------
                                                                       242,102
                                                                       =======

Subject to financing, we plan to commence Phase 1 of the exploration program on the claim in the second quarter 2009. We expect this phase to take eight days to complete and an additional one to two months for the geologist to prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. Subject to financing and the results of phase 1, we anticipate commencing with phase 2 and 3 in summer or fall 2009. We have a verbal agreement with Andre Pauwels, the professional geologist who prepared the geology report on the Balou Claims, to retain his services for our planned exploration program. We will require additional funding to proceed with any subsequent work on the claim; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any phase of the exploration program.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

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

April 9, 2009            Cinnabar Ventures Inc., Registrant


                         By: /s/ Stephanie Wood
                             ---------------------------------------------------
                             Stephanie Wood, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director