Form 10-K
period 2009-05-31
Cinnabar Ventures Inc
filed 2009-07-15
CIK 1409136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of May 31, 2009, the registrant had 6,340,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of May 31, 2009.

                             CINNABAR VENTURES INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        9
Item 2.  Properties                                                         13
Item 3.  Legal Proceedings                                                  13
Item 4.  Submission of Matters to a Vote of Securities Holders              13

                               Part II

Item 5.  Market for Registrant's Common Equity & Related Stockholder
         Matters                                                            13
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          15
Item 8.  Financial Statements                                               20
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           30
Item 9A. Controls and Procedures                                            30

                              Part III

Item 10. Directors and Executive Officers                                   32
Item 11. Executive Compensation                                             33
Item 12. Security Ownership of Certain Beneficial Owners and Management     34
Item 13. Certain Relationships and Related Transactions                     34
Item 14. Principal Accounting Fees and Services                             35

                               Part IV

Item 15. Exhibits                                                           35

Signatures                                                                  36

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

From inception until the date of this filing we have had limited operating activities. Our audited financial statements for the period from inception through May 31, 2009 report no revenues and a net loss of $104,139. Our independent auditors have issued an audit opinion for Cinnabar which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

                TABLE 1 BAROU Claims Cinnabar Venture Inc. Quebec

                          Type of                    Inscription   Expiry    Surface    Work       Fees
MAP SHEET   Range  Colum   Title   Title No  Status     Date        Date     area(Ha)  required  Required           OWNER
---------   -----  -----   -----   --------  ------     ----        ----     --------  --------  --------           -----
SNRC 33A01   25     19      CDC    2055230    Actif   15-Feb-07   14-Feb-11   52,83      135        110   Cinnabar Venture Inc. 100%
SNRC 33A01   25     20      CDC    2055231    Actif   15-Feb-07   14-Feb-11   52,83      135        110   Cinnabar Venture Inc. 100%
SNRC 33A01   25     21      CDC    2055232    Actif   15-Feb-07   14-Feb-11   52,83      135        110   Cinnabar Venture Inc. 100%
SNRC 33A01   25     22      CDC    2055233    Actif   15-Feb-07   14-Feb-11   52,83      135        110   Cinnabar Venture Inc. 100%

SNRC 33A01   25     23      CDC    2055234    Actif   15-Feb-07   14-Feb-11   52,83      135        110   Cinnabar Venture Inc. 100%
SNRC 33A01   26     19      CDC    2055235    Actif   15-Feb-07   14-Feb-11   52,82      135        110   Cinnabar Venture Inc. 100%
SNRC 33A01   26     20      CDC    2055236    Actif   15-Feb-07   14-Feb-11   52,82      135        110   Cinnabar Venture Inc. 100%
SNRC 33A01   26     21      CDC    2055237    Actif   15-Feb-07   14-Feb-11   52,82      135        110   Cinnabar Venture Inc. 100%
SNRC 33A01   26     22      CDC    2055238    Actif   15-Feb-07   14-Feb-11   52,82      135        110   Cinnabar Venture Inc. 100%
SNRC 33A01   27     22      CDC    2055240    Actif   15-Feb-07   14-Feb-11   52,81      135        110   Cinnabar Venture Inc. 100%
SNRC 33A01   27     24      CDC    2055242    Actif   15-Feb-07   14-Feb-11   52,81      135        110   Cinnabar Venture Inc. 100%
SNRC 33A01   27     25      CDC    2055243    Actif   15-Feb-07   14-Feb-11   52,81      135        110   Cinnabar Venture Inc. 100%
SNRC 33A01   28     23      CDC    2055244    Actif   15-Feb-07   14-Feb-11   52,8       135        110   Cinnabar Venture Inc. 100%
SNRC 33A01   28     24      CDC    2055245    Actif   15-Feb-07   14-Feb-11   52,8       135        110   Cinnabar Venture Inc. 100%
SNRC 33A01   28     25      CDC    2055246    Actif   15-Feb-07   14-Feb-11   52,8       135        110   Cinnabar Venture Inc. 100%
SNRC 33A01   26     23      CDC    2055239    Actif   15-Feb-07   14-Feb-11   52,82      135        110   Cinnabar Venture Inc. 100%
SNRC 33A01   27     23      CDC    2055241    Actif   15-Feb-07   14-Feb-11   52,81      135        110   Cinnabar Venture Inc. 100%

In Quebec mineral claims are defined by geographic coordinates can be acquired by letter or via an internet portal maintained by the Quebec government at: https://gestim.mines.gouv.qc.ca/MRN_GestimP_Presentation/ODM02101_login.aspx.
Records of all claims can also be inspected and were verified by the author at the same site.

The Barou claims were first applied for on November 23, 2006 and were registered on February 15, 2007. They are in good standing until February 14, 2011. The claims were restaked in May 2009 in order to keep them current.

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

The cost of the proposed program is $10,920 (USD) for the initial phase of exploration work, $34,507 for the 2nd phase and $155,400 for the 3rd phase. We plan to commence Phase 1 of the exploration program in the spring of 2010.

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

ACQUISITION OF THE MINERAL CLAIM AND REQUIREMENTS OR CONDITIONS FOR RETENTION OF TITLE

The Barou claims were first applied for on November 23, 2006 and were registered on February 15, 2007. They are in good standing until February 14, 2011. In order to keep the claims in good standing for an additional 2 year period (to 14 Feb. 2013), exploration work has to be done and fees need to be paid. In addition the work has to be reported to the authorities by a qualified person. Total work minimum requirements are C$2,295 ($2,167 USD) and the fees to record the work are C$1,870 ($1,765 USD) for a total of C$4,165 ($3,932 USD).

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

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We also make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements, including filing Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended May 31, 2009.

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

Our net losses for the years ended May 31, 2009 and 2008 were $38,384 and $41,022, respectively. Our net loss from inception (May 24, 2006) through May 31, 2009 was $104,139. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

In their report on our audited financial statements as at May 31, 2009, our auditors expressed substantial doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at May 31, 2009 was $45.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company's year end is May 31.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the time of issuance to be cash equivalents.

REVENUE RECOGNITION

The Company recognizes reproduction and distribution revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 and 104 ("SAB 101 and 104"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. As at May 31, 2009, the Company has not generated any revenues.

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

COMPREHENSIVE LOSS

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Phase 3 DRILLING: Positive targets will need to be drill tested, first with shallow (<100 meter) holes. Tentatively 5 drill holes are contemplated.

                                     BUDGET

PHASE 1 PROSPECTING                                       C $              US $
                                                        -------          -------
Mobilization and travel costs to Chibougamau              2,000
Prospector  8 days @  $350/day                            2,800
Assistant   8 days  @  $250/day                           2,000
Camping equipment/food                                    2,300
Floatplane  (shared)                                      3,000
Organization, planning                                      900
                                                         ------
Total                                                    13,000           12,863

PHASE 2 GEOCHEMICAL SAMPLING

Mobilization and travel to Chibougamua                    3,000
Technician   15 days @ $400/day                           6,000
Assistant 15 days @  $250/day                             3,750
Camping equipment and food                                3,500
Floatplane charter                                        4,000
Sampling materials and equipment                            600
MiM analysis  250 samples @ $35                           8,750
Sample shipping                                             500
Drafting, Interpretation and Report                       7,000
Assessment fees                                           1,980
Planning, Organization                                    2,000
                                                        -------
Total                                                    41,080           40,642

PHASE 3  DIAMOND DRILLING

500 m, 4 drill holes @ $110/m                            45,000
Supervision, organization and logging, sampling          16,000
Helicopter support 30 hrs @ $1,100                       33,000
Mobe and Demobe                                          60,000
Report, Drafting                                          6,000
Camping, travel costs, food                              25,000
                                                        -------
                                                        185,000          183,029
                                                        -------          -------

                                                                         236,534
                                                                         =======

Subject to financing, we plan to commence Phase 1 of the exploration program on the claim in early 2010. We expect this phase to take eight days to complete and an additional one to two months for the geologist to prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. Subject to financing and the results of phase 1, we anticipate commencing with phase 2 and 3 in summer 2010. We have a verbal agreement with Andre Pauwels, the professional geologist who prepared the geology report on the Balou Claims, to retain his services for our planned exploration program. We will require additional funding to proceed with any subsequent work on the claim; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any phase of the exploration program.

ITEM 8. FINANCIAL STATEMENTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Cinnabar Ventures, Inc.
(An Exploration Stage Company)
St. John's, Newfoundland, Canada

We have audited the accompanying balance sheets of Cinnabar Ventures, Inc. (the "Company") as of May 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from May 24, 2006 (inception) through May 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cinnabar Ventures, Inc. as of May 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended and for the period from May 24, 2006 (inception) through May 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2010 raise substantial doubt about its ability to continue as a going concern. The 2009 financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ LBB & Associates Ltd., LLP
------------------------------------------
LBB & Associates Ltd., LLP

Houston, Texas
July 7, 2009

CINNABAR VENTURES INC.
(An Exploration Stage Company)
Balance Sheets
--------------------------------------------------------------------------------

                                                                     May 31,             May 31,
                                                                      2009                2008
                                                                    ---------           ---------
ASSETS

CURRENT ASSETS
  Cash                                                              $      45           $   2,271
                                                                    ---------           ---------

TOTAL ASSETS                                                        $      45           $   2,271
                                                                    =========           =========

LIABILITIES & STOCKHOLDERS' DEFICIT

LIABILITIES
  Accounts Payable                                                  $     315           $   1,627
  Shareholder Advances                                                 22,469               3,000
                                                                    ---------           ---------

TOTAL LIABILITIES                                                      22,784               4,627
                                                                    ---------           ---------

STOCKHOLDERS' DEFICIT
  75,000,000 shares Common Stock authorized at $0.001/par value
   6,340,000 shares issued and outstanding at May 31, 2009
   and May 31, 2008, respectively                                       6,340               6,340
  Additional Paid-in Capital                                           75,060              57,060
  Deficit accumulated during the exploration stage                   (104,139)            (65,756)
                                                                    ---------           ---------

TOTAL STOCKHOLDERS' DEFICIT                                           (22,739)             (2,356)
                                                                    ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $      45           $   2,271
                                                                    =========           =========


 The accompanying footnotes are an integral part of these financial statements.

CINNABAR VENTURES INC.
(An Exploration Stage Company)
Statements of Operations
--------------------------------------------------------------------------------

                                                                              Inception
                                                                            (May 24, 2006)
                                    Year Ended           Year Ended            Through
                                      May 31,              May 31,              May 31,
                                       2009                 2008                 2009
                                    ----------           ----------           ----------
EXPENSES
  General & Administrative          $   38,383           $   41,022           $  104,139
                                    ----------           ----------           ----------

NET (LOSS)                          $  (38,383)          $  (41,022)          $ (104,139)
                                    ==========           ==========           ==========

Basic earnings per share            $    (0.01)          $    (0.01)

Weighted average number of
 common shares outstanding           6,340,000            6,340,000
                                    ----------           ----------


 The accompanying footnotes are an integral part of these financial statements.

CINNABAR VENTURES INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
--------------------------------------------------------------------------------

                                                                                   Deficit
                                                                                 Accumulated
                                                       Common      Additional     During the
                                         Common        Stock        Paid-in      Exploration
                                         Stock         Amount       Capital         Stage          Total
                                         -----         ------       -------         -----          -----
Balance, May 24, 2006                         --      $    --       $    --       $      --       $     --
Stock issued to founders for cash      5,000,000        5,000            --              --          5,000
                                      ----------      -------       -------       ---------       --------
Balance, May 31, 2006                  5,000,000        5,000            --              --          5,000

Stock issued for cash                  1,340,000        1,340        21,060              --         22,400
Donated capital                               --           --        18,000              --         18,000
Net loss                                      --           --            --         (24,734)       (24,734)
                                      ----------      -------       -------       ---------       --------
Balance, May 31, 2007                  6,340,000        6,340        39,060         (24,734)        20,666

Donated capital                               --           --        18,000              --         18,000
Net loss                                      --           --            --         (41,022)       (41,022)
                                      ----------      -------       -------       ---------       --------
Balance, May 31, 2008                  6,340,000        6,340        57,060         (65,756)        (2,356)

Donated capital                               --           --        18,000              --         18,000
Net loss                                      --           --            --         (38,383)       (38,383)
                                      ----------      -------       -------       ---------       --------

BALANCE, MAY 31, 2009                  6,340,000      $ 6,340       $75,060       $(104,139)      $(22,739)
                                      ==========      =======       =======       =========       ========


 The accompanying footnotes are an integral part of these financial statements.

CINNABAR VENTURES INC.
(An Exploration Stage Company)
Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                        Inception
                                                                                                      (May 24, 2006)
                                                                Year Ended          Year Ended           Through
                                                                  May 31,             May 31,             May 31,
                                                                   2009                2008                2009
                                                                 ---------           ---------           ---------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                              $ (38,383)          $ (41,022)          $(104,139)
  Accrued Liabilities                                               (1,312)              1,127                 315
  Non cash contribution of services                                 18,000              18,000              54,000
                                                                 ---------           ---------           ---------
      Total cash provided by (used in) operating activities        (21,695)            (21,895)            (49,824)
                                                                 ---------           ---------           ---------

CASH FLOW FROM INVESTING ACTIVITIES
  Net cash provided by (used in) investing activities                   --                  --                  --
                                                                 ---------           ---------           ---------
      Total cash provided by (used in) investing activities             --                  --                  --
                                                                 ---------           ---------           ---------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of Common Stock                                --                  --              27,400
  Proceeds from shareholder advances                                19,469               3,000              22,469
                                                                 ---------           ---------           ---------
      Total cash provided by (used in) financing activities)        19,469               3,000              49,869
                                                                 ---------           ---------           ---------

Net increase (decrease) in cash                                     (2,226)            (18,895)                 45

Cash at beginning of period                                          2,271              21,166                  --
                                                                 ---------           ---------           ---------

Cash at end of period                                            $      45           $   2,271           $      45
                                                                 =========           =========           =========

Supplemental Cash Flow Information:
  Interest Paid                                                         --                  --                  --
                                                                 =========           =========           =========
  Taxes Paid                                                            --                  --                  --
                                                                 =========           =========           =========


 The accompanying footnotes are an integral part of these financial statements.

CINNABAR VENTURES INC.
(An Exploration Stage Company)
Notes to the Financial Statements
Period from Inception (May 24, 2006) to May 31, 2009
--------------------------------------------------------------------------------

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

REVENUE RECOGNITION

The Company recognizes reproduction and distribution revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 and 104 ("SAB 101 and 104"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. As at May 31, 2009, the Company has not generated any revenues.

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

CINNABAR VENTURES INC.
(An Exploration Stage Company)
Notes to the Financial Statements
Period from Inception (May 24, 2006) to May 31, 2009
--------------------------------------------------------------------------------

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

COMPREHENSIVE LOSS

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Since the Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock

CINNABAR VENTURES INC.
(An Exploration Stage Company)
Notes to the Financial Statements
Period from Inception (May 24, 2006) to May 31, 2009
--------------------------------------------------------------------------------

options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

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

CINNABAR VENTURES INC.
(An Exploration Stage Company)
Notes to the Financial Statements
Period from Inception (May 24, 2006) to May 31, 2009
--------------------------------------------------------------------------------

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

The provision for refundable federal income tax consists of the following for the years ending:

                                                     May 31,            May 31,
                                                      2009               2008
                                                    --------           --------
Refundable federal income tax attributable to:
  Net loss                                          $ 13,000           $ 14,000
  Less: Change in valuation allowance                (13,000)           (14,000)
                                                    --------           --------

Net refundable amount                               $      0           $      0
                                                    ========           ========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                                        May 31,
                                                                         2009
                                                                       --------
Deferred tax asset attributable to:
  Net operating loss carryover                                         $ 35,000
  Valuation allowance                                                   (35,000)
                                                                       --------

Net deferred tax asset                                                 $      0
                                                                       ========

At May 31, 2009, the Company had an unused net operating loss carry-forward approximating $104,000 that is available to offset future taxable income; the loss carry-forward will start to expire in 2028.

CINNABAR VENTURES INC.
(An Exploration Stage Company)
Notes to the Financial Statements
Period from Inception (May 24, 2006) to May 31, 2009
--------------------------------------------------------------------------------

The effective tax rate for the Company is reconciled to statutory tax rates as follows:

                                                     May 31,            May 31,
                                                      2009               2008
                                                    --------           --------
U.S. Federal statutory tax rate                        34%                34%

U.S. valuation difference                             (34%)              (34%)
                                                    -----              -----

Effective tax rate                                    (--%)              (--%)
                                                    =====              =====

5. RELATED PARTY TRANSACTIONS

During the year ending May 31, 2009, a related party contributed management services and office space to the Company. These services were valued at $1,500 per month and recorded as a contribution to capital.

During the year ending May 31, 2009, the president of the company advanced $19,469 to the company for operating expenses. The loan is shown as an account payable on the balance sheet, bears no interest, is unsecured and is payable upon demand.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of May 31, 2009 ("the Evaluation Date").

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The officer and directors of Cinnabar Ventures Inc., whose one year terms will expire on 05/31/10, or at such a time as their successor(s) shall be elected and qualified are as follows:

Name & Address             Age      Position   Date First Elected   Term Expires
--------------             ---      --------   ------------------   ------------

Stephanie Wood              42      President,       5/24/06          5/31/10
#291 - 38 Pearson Street            Secretary,
Saint Johns, Newfoundland           Treasurer,
Canada A1A 3R1                      CFO, CEO &
                                    Director

Barry Anderson              62      Director         5/24/06          5/31/10
#291 - 38 Pearson Street
Saint Johns, Newfoundland
Canada A1A 3R1

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

                           SUMMARY COMPENSATION TABLE

                                                                                      Change in
                                                                                       Pension
                                                                                       Value &
                                                                        Non-Equity   Nonqualified
                                                                        Incentive     Deferred       All
 Name and                                                                  Plan        Compen-      Other
Principal                                           Stock      Option    Compen-       sation      Compen-
Position             Year   Salary     Bonus      Awards      Awards     sation       Earnings     sation     Total
--------             ----   ------     -----      ------      ------     ------       --------     ------     -----
Stephanie Wood,      2007       0         0           0           0          0             0           0          0
President,           2008       0         0           0           0          0             0           0          0
CEO and              2009       0         0           0           0          0             0           0          0
Director

Barry Anderson,      2007       0         0           0           0          0             0           0          0
Director             2008       0         0           0           0          0             0           0          0
                     2009       0         0           0           0          0             0           0          0

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

The president of the company has advanced $22,469 to the company for operating expenses ($19,469 in the year ended May 31, 2009). The loan is shown as a liability on the balance sheet, bears no interest, is unsecured and payable upon demand.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services, including quarterly reviews, were $10,900, for tax services were $Nil and for other services were $Nil during the year ended May 31, 2009.

The total fees charged to the company for audit services, including quarterly reviews, were $14,650, for tax services were $Nil and for other services were $Nil during the year ended May 31, 2008.

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

July 14, 2009          Cinnabar Ventures Inc., Registrant


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