Form 10-Q
period 2009-08-31
Cinnabar Ventures Inc
filed 2009-10-08
CIK 1409136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2009

                        Commission file number 333-145443


                             CINNABAR VENTURES INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                                 360 Main Street
                              Washington, VA 22747
          (Address of principal executive offices, including zip code)

                                  540-675-3149
                     (telephone number, including area code)

                             Joseph Meuse, President
                                 360 Main Street
                              Washington, VA 22747
                     (Name and Address of Agent for Service)

                            #291 - 38 Pearson Street
                        Saint Johns, Newfoundland A1A 3R1
                 (Former address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,340,000 shares as of October 6, 2009.

ITEM 1. FINANCIAL STATEMENTS.

The unaudited quarterly financial statements for the period ended August 31, 2009, prepared by the company, immediately follow.

                             CINNABAR VENTURES INC.
                         (An Exploration Stage Company)
                                 Balance Sheets

                                                            August 31,           May 31,
                                                              2009                2009
                                                            ---------           ---------
                                                           (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                      $     329           $      45
                                                            ---------           ---------

TOTAL ASSETS                                                $     329           $      45
                                                            =========           =========

LIABILITIES & STOCKHOLDERS' DEFICIT

LIABILITIES
  Accounts Payable                                          $      --           $     315
  Shareholder Advances                                         30,194              22,469
                                                            ---------           ---------

TOTAL LIABILITIES                                              30,194              22,784
                                                            ---------           ---------

STOCKHOLDERS' DEFICIT
  75,000,000 shares Common Stock
   Authorized at $0.001/par value
   6,340,000 shares issued and outstanding at
   August 31, 2009 and May 31, 2009, respectively               6,340               6,340
  Additional Paid-in Capital                                   79,560              75,060
  Deficit accumulated during the exploration stage           (115,765)           (104,139)
                                                            ---------           ---------

TOTAL STOCKHOLDERS' DEFICIT                                   (29,865)            (22,739)
                                                            ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $     329           $      45
                                                            =========           =========


 The accompanying footnotes are an integral part of these financial statements.

                             CINNABAR VENTURES INC.
                         (An Exploration Stage Company)
                            Statements of Operations

                                                                              Inception
                                   Three Months         Three Months        (May 24, 2006)
                                      Ending               Ending              Through
                                    August 31,           August 31,           August 31,
                                       2009                 2008                 2009
                                    ----------           ----------           ----------
EXPENSES
  General & Administrative          $   11,626           $   13,085           $  115,765
                                    ----------           ----------           ----------

NET (LOSS)                          $  (11,626)          $  (13,085)          $ (115,765)
                                    ==========           ==========           ==========

Basic earnings per share            $    (0.00)          $    (0.00)
                                    ==========           ==========

Weighted average number of
 common shares outstanding           6,340,000            6,340,000
                                    ----------           ----------


 The accompanying footnotes are an integral part of these financial statements.

                             CINNABAR VENTURES INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows

                                                                                                        Inception
                                                               Three Months        Three Months       (May 24, 2006)
                                                                  Ending              Ending             Through
                                                                August 31,          August 31,          August 31,
                                                                   2009                2008                2009
                                                                 ---------           ---------           ---------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                       $ (11,626)          $ (13,085)          $(115,765)
  Accrued Liabilities                                                 (315)                 --                  --
  Non cash contribution of services                                  4,500               4,500              58,500
                                                                 ---------           ---------           ---------
      Total cash provided by (used in) operating activities         (7,441)             (8,585)            (57,265)
                                                                 ---------           ---------           ---------

CASH FLOW FROM INVESTING ACTIVITIES
  Net cash provided by (used in) investing activities                   --                  --                  --
                                                                 ---------           ---------           ---------
      Total cash provided by (used in) investing activities             --                  --                  --
                                                                 ---------           ---------           ---------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                --                  --              27,400
  Proceeds from shareholder advances                                 7,725               6,500              30,194
                                                                 ---------           ---------           ---------
      Total cash provided by financing activities                    7,725               6,500              57,594
                                                                 ---------           ---------           ---------

Net increase (decrease) in cash                                        284              (2,085)                329

Cash at beginning of period                                             45               2,271                  --
                                                                 ---------           ---------           ---------

Cash at end of period                                            $     329           $     186           $     329
                                                                 =========           =========           =========

Supplemental Cash Flow Information:
  Interest Paid                                                         --                  --                  --
                                                                 =========           =========           =========
  Taxes Paid                                                            --                  --                  --
                                                                 =========           =========           =========


 The accompanying footnotes are an integral part of these financial statements.

CINNABAR VENTURES INC.
(An Exploration Stage Company)
Notes to Financial Statements
Period from Inception (May 24, 2006) to August 31, 2009
(Unaudited)


Note 1. Basis of Presentation

The accompanying unaudited interim financial statements of Cinnabar Ventures Inc. ("Cinnabar" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009, as reported in the Form 10-K, have been omitted.

These financial statements have been prepared on an on going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares.

Note 2. Subsequent Events

On September 9, 2009, Cinnabar Ventures Inc., (the "Company") entered into a material definitive agreement with Belmont Partners, LLC by which Belmont acquired five million (5,000,000) shares of the Company's common stock. Following the transaction, Belmont Partners, LLC controls approximately 78.86% of the Company's outstanding capital stock.

On September 9, 2009, Joseph Meuse was appointed as sole Director as well as President of the Company. On the same date, Stephanie Wood and Barry Anderson resigned from all positions held in the Company.

On September 22, 2009, Stephanie Wood, a former director, agreed to cancel all debts and liabilities owed to her by Cinnabar Ventures Inc., including but not limited to a shareholder advance given to the Company in the amount of $22,469 for working capital purposes, the debt being satisfied in full with a payment of one U.S. Dollar ($1.00).

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

BUSINESS

Cinnabar Ventures Inc. was incorporated in Nevada on May 24, 2006 to engage in the acquisition, exploration and development of natural resource properties. We are an exploration stage company with no revenues and limited operating history. The principal executive offices are located at 360 Main Street, Washington, VA 22747. The telephone number is 540-675-3149.

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

Our net losses for the three months ended August 31, 2009 and 2008 were $11,626 and $13,085, respectively. Our net loss from inception (May 24, 2006) through August 31, 2009 was $115,765. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

In their report on our audited financial statements as at May 31, 2009, our auditors raised substantial doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

The following table provides selected financial data about our company for the period ended August 31, 2009.

                    Balance Sheet Data:            08/31/09
                    -------------------            --------

                    Cash                           $    329
                    Total assets                   $    329
                    Total liabilities              $ 30,194
                    Shareholders' deficit          $(29,865)

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at August 31, 2009 was $329.

Our director has agreed to advance funds to pay the cost of reclamation of the property should exploitable minerals not be found and we abandon our exploration program and there are no remaining funds in the company. While he has agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law.

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

PLAN OF OPERATION

Our plan of operation for the next twelve months is to complete the first of the three phases of the exploration program on our claim. In addition to the $13,000 we anticipate spending for Phase 1 of the exploration program as outlined below, we anticipate spending an additional $3,000 on professional fees, including fees payable in connection with compliance with reporting obligations and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $16,000. If we experience a shortage of funds prior to funding we may utilize funds from our director, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

Phase 2 GEOCHEMICAL SAMPLING: All kimberlite targets found will be prospected in detail and systematic soil sampling will be done along lines spaced no more than 100 meters apart and with samples at 50 or 25 meter intervals. Aeromagnetic targets totally covered by overburden should also be sampled. Sampling methods should follow the MMI protocol and samples need to be analyzed at a specialized MMI laboratory. Positive results will be the outline of kimberlite bodies, through indicator element signatures. Total duration of the field campaign depends on the number of targets present. Duration will be 1 to 2 days per target for a 2 person prospecting-sampling crew. Processing of samples during summer can be up to 6 weeks.

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
                                                                       -------
                                                                       242,102
                                                                       =======

Subject to financing, we plan to commence Phase 1 of the exploration program on the claim in the first quarter 2010. We expect this phase to take eight days to complete and an additional one to two months for the geologist to prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. Subject to financing and the results of phase 1, we anticipate commencing with phase 2 and 3 in summer or fall 2010. We have a verbal agreement with Andre Pauwels, the professional geologist who prepared the geology report on the Balou Claims, to retain his services for our planned exploration program. We will require additional funding to proceed with any subsequent work on the claim; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any phase of the exploration program.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

SUBSEQUENT EVENTS

ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT.

On September 9, 2009, Cinnabar Ventures Inc., (the "Company") entered into a material definitive agreement with Belmont Partners, LLC by which Belmont acquired five million (5,000,000) shares of the Company's common stock. Following the transaction, Belmont Partners, LLC controls approximately 78.86% of the Company's outstanding capital stock.

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS.

On September 9, 2009, Joseph Meuse was appointed as sole Director as well as President of the Company. On the same date, Stephanie Wood and Barry Anderson resigned from all positions held in the Company.

Set forth below is certain biographical information regarding the New Director and Officer:

APPOINTMENT OF JOSEPH MEUSE:  SOLE DIRECTOR AND PRESIDENT OF THE COMPANY.

Joseph Meuse, age 39, resides in Warrenton, VA. Mr. Meuse has been involved with corporate restructuring since 1995. He is the Managing Member of Belmont Partners, LLC and was previously a Managing Partner of Castle Capital Partners. Additionally, Mr. Meuse maintains a position as a Board Member of numerous public companies. Mr. Meuse attended the College of William and Mary.

DEBT CANCELLATION AGREEMENT

On September 22, 2009, Stephanie Wood, a former director, agreed to cancel all debts and liabilities owed to her by Cinnabar Ventures Inc., including but not limited to a shareholder advance given to the Company in the amount of $22,469 for working capital purposes, the debt being satisfied in full with a payment of one U.S. Dollar ($1.00).

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

October 6, 2009            Cinnabar Ventures Inc., Registrant


                           By: /s/ Joseph Meuse
                               -------------------------------------------------
                               Joseph Meuse, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director