Form 10-Q
period 2009-11-30
Cinnabar Ventures Inc
filed 2010-01-19
CIK 1409136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHNAGE ACT OF 1934

For the quarterly period ended November 30, 2009

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

333-145443
Commission File Number

Cinnabar Ventures Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0585450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17595 S. Tamiami Trail, Suite 300 Fort Myers, FL	33908
(Address of principal executive offices)	(Zip Code)

(239) 561-3827
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).           Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐                                                                                                             Accelerated Filer ☐

Non-accelerated filer     ☐                                                                                                             Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           Yes ☐  No ☒

As of January 19, 2010, there were 19,920,000 shares outstanding of the Company’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CINNABAR VENTURES, INC.
FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(UNAUDITED)

Page(s)

Financial Statements:

Balance Sheets as of November 30, 2009 (Unaudited) and
May 31, 2009 (Audited)	1

Statements of Operations for the Three and Six Months Ended
November 30, 2009 and 2008, and For the Period from May 24, 2006 (Inception)
to November 30, 2009 (Unaudited)	2

Statements of Cash Flows for the Six Months Ended
November 30, 2009 and 2008, and For the Period from May 24, 2006 (Inception)
to November 30, 2009 (Unaudited)	3

Notes to Financial Statements (Unaudited)	4-13

Cinnabar Ventures, Inc.
(A Development Stage Company)
Balance Sheets

	November 30, 2009	May 31, 2009
	(Unaudited)	(Audited)

Assets

Assets:
Cash	$1,238	$45
Total Current Assets	1,238	45

Total Assets	$1,238	$45

Liabilities and Stockholders' Equity (Deficit)

Liabilities:
Accounts payable	$-	$315
Loans payable - related party	-	22,469
Total Current Liabilities	-	22,784

Stockholders' Equity (Deficit):
Common stock, ($0.001 par value, 75,000,000 shares authorized,
19,845,000 and 19,020,000 issued and outstanding)	19,845	19,020
Additional paid in capital	170,551	62,380
Deficit accumulated during the development stage	(189,158)	(104,139)
Total Stockholders' Equity (Deficit)	1,238	(22,739)

Total Liabilities and Stockholders' Equity (Deficit)	$1,238	$45

See accompanying notes to financial statements

Cinnabar Ventures, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)
					For the Period from
					May 24, 2006
	For the Three Months Ended November 30,		For the Six Months Ended November 30,		(Inception) to
	2009	2008	2009	2008	November 30, 2009

Revenues	$-	$-	$-	$-	$-

General and administrative expenses	73,393	7,406	85,019	20,492	189,158

Net loss	$(73,393)	$(7,406)	$(85,019)	$(20,492)	$(189,158)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding
during the period - basic and diluted	19,450,833	19,020,000	19,233,049	19,020,000	18,740,680

See accompanying notes to financial statements

Cinnabar Ventures, Inc.
Statements of Cash Flows
(Unaudited)
			For the Period from
			May 24, 2006
	Six Months Ended November 30,		(Inception) to
	2009	2008	November 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(85,019)	$(20,491)	(189,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services - former related party	4,500	9,000	58,500
Stock based compensation	50,902	-	50,902
Changes in operating assets and liabilities:
Decrease in:
Accounts payable	(315)	-	-
Net Cash Used in Operating Activities	(29,932)	(11,491)	(79,756)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - related party	8,125	9,500	30,594
Proceeds from issuance of common stock	-	-	27,400
Contributed capital - related party	23,000		23,000
Net Cash Provided by Financing Activities	31,125	9,500	80,994

Net Increase (Decrease) in Cash	1,193	(1,991)	1,238

Cash - Beginning of Period	45	2,271	-

Cash - End of Period	$1,238	$280	$1,238

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Forgiveness of debt - related party	$30,594	$-	$30,594

See accompanying notes to financial statements

Cinnabar Ventures, Inc.
Notes to Financial Statements
November 30, 2009
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the fiscal year ended May 31, 2009.  The interim results for the period ended November 30, 2009 are not necessarily indicative of the results for the full fiscal year.

Note 2 Organization, Nature of Operations and Summary of Significant Accounting Policies

The  Company was  incorporated  in the State of Nevada on May 24, 2006.  The Company never commenced any material operations.  The Company is seeking a strategic acquisition and intends to continue its operations based upon a yet to be determined business model.

The Company’s year end is May 31.

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan. The Company has not generated any material revenues since inception.

Risks and Uncertainties

The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.

Also see Note 2 regarding going concern matters.

Cinnabar Ventures, Inc.
Notes to Financial Statements
November 30, 2009
(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at November 30, 2009 or May 31, 2009, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At November 30, 2009 and May 31, 2009, respectively, the balance did not exceed the federally insured limit.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including the Company’s current assets (exclusive of cash) and current liabilities, approximate fair value due to the relatively short period to maturity for these instruments.

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The Company has 75,000 options outstanding at November 30, 2009.

Cinnabar Ventures, Inc.
Notes to Financial Statements
November 30, 2009
(Unaudited)

On October 16, 2009, the Company effected a 3 for 1 forward stock split.  All share and per share amounts have been retroactively restated.

Segment Information

During the fiscal years 2010 and 2009, respectively, the Company only operated in one segment; therefore, segment information has not been presented.

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a component of general and administrative expense.

Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s financial statements.

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have a material impact on the Company’s financial statements.

Cinnabar Ventures, Inc.
Notes to Financial Statements
November 30, 2009
(Unaudited)

Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have a material impact on the Company’s financial statements.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative

Cinnabar Ventures, Inc.
Notes to Financial Statements
November 30, 2009
(Unaudited)

accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its financial statements.

Cinnabar Ventures, Inc.
Notes to Financial Statements
November 30, 2009
(Unaudited)

Reclassifications

Certain amounts in the fiscal year 2009 financial statements have been reclassified to conform to the fiscal year 2010 presentation.  The results of these reclassifications did not materially affect financial position, results of operations or cash flows.

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $85,019 and net cash used in operations of $29,932 for the six months ended November 2009.  The Company is in the development stage and has generated nominal revenues.

The Company may seek additional funds to finance its immediate and long-term operations through debt and/or equity financing. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

These factors, among others, raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

In response to these problems, management has taken the following actions:

•	the Company is searching for an operating business to execute a merger with and develop new operating goals; and

•	the Company is seeking third party financing.

Cinnabar Ventures, Inc.
Notes to Financial Statements
November 30, 2009
(Unaudited)

Note 3 Fair Value

The Company has categorized its assets and liabilities recorded at fair value based upon the fair value hierarchy specified by GAAP.

The levels of fair value hierarchy are as follows:

•	Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access;

•
Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals; and

•	Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the Company categorizes such financial asset or liability based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. There were no instruments requiring a fair value classification at November 30, 2009 or May 31, 2009.

Note 4 Commitments and Contingencies

Litigations, Claims and Assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. At this time, there are no pending lawsuits or legal proceedings.

Cinnabar Ventures, Inc.
Notes to Financial Statements
November 30, 2009
(Unaudited)

Note 5 Loans Payable – Related Party

During the six months ended November 30, 2009, the Company received advances from a former director totaling $8,125.  The advances were non-interest bearing, unsecured and due on demand.

During the year ended May 31, 2009, the Company received advances from a former director totaling $19,469.  The advances were non-interest bearing, unsecured and due on demand.

During the year ended May 31, 2008, the Company received advances from a former director totaling $3,000.  The advances were non-interest bearing, unsecured and due on demand.

On September 22, 2009, the former director forgave all amounts previously advanced. The Company recorded this debt forgiveness as a charge to additional paid in capital totaling $30,594.

Note 6 Stockholders’ Equity (Deficit)

(A) Common Stock Issuances

In May 2006, the Company issued 15,000,000  shares of common stock to its founders for $5,000 ($0.0003/share).

In August 2006, the Company issued 720,000  shares of common stock for $2,400 ($0.003/share).

In September 2006, the Company issued 3,000,000  shares of common stock for $10,000 ($0.003/share).

In November 2006, the Company issued 300,000  shares of common stock for $10,000 ($0.03/share).

On October 14, 2009, the Company issued 825,000 shares of common stock to a consultant, in exchange for services rendered, having a fair value of $46,750 ($.056/share), based upon the quoted closing trading price.

(B) Contributed Services

For the year ended May 31, 2007, the Company received contributed management services and office space from a former director, having a fair value of $18,000.

For the year ended May 31, 2008, the Company received contributed management services and office space from a former director, having a fair value of $18,000.

Cinnabar Ventures, Inc.
Notes to Financial Statements
November 30, 2009
(Unaudited)

For the year ended May 31, 2009, the Company received contributed management services and office space from a former director, having a fair value of $18,000.

For the six months ended November 30, 2009, the Company received contributed services and office space from a former director, having a fair value of $4,500.

(C) Contributed Capital

During November 2009, the Company’s Chief Executive Officer contributed $23,000.

(D) Stock Options

On October 14, 2009, the Company issued 75,000 stock options to a consultant for services rendered.  These options had a fair value of $4,152, based upon the following management assumptions:

Risk-free interest rate	0.70%
Expected dividend yield	0%
Expected volatility	616%
Expected life	90	days
Expected forfeitures	0%

These options were fully vested and exercisable on the date of grant. These options were exercised on December 18, 2009, and the Company issued 75,000 shares of common stock for $750.

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding – May 31, 2009	-	$-	-	-
Granted	75,000	0.003	-	-
Exercised	-	-	-	-
Forfieted	-	-	-	-
Outstanding – November 30, 2009	75,000	$0.003	0.12 years	$12,500
Exercisable – November 30, 2009	75,000	$0.003	0.12 years	$12,500

The weighted-average grant date fair value of options granted during the three and six months ended November 30, 2009 was $0.003/share. Total compensation cost recognized for the three and six months ended November 30, 2009 for stock options granted amounted to $4,152 and $4,152, respectively. Total unamortized compensation expense related to stock options at November 30, 2009 amounted to $0.

Cinnabar Ventures, Inc.
Notes to Financial Statements
November 30, 2009
(Unaudited)

Note 7 Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of November 30, 2009 and January 19, 2010, the date the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

You should read the following discussion and analysis of our financial condition and plan of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report.  Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements”. Forward-looking statements may also be made in Cinnabar’s other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) and in other documents. In addition, from time to time, Cinnabar, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Cinnabar undertakes no obligation to update or revise any forward-looking statements.

Plan of Operations

Over the next twelve months, we will direct our resources both current and future on efforts that will result in Cinnabar becoming an efficient and profitable data services provider.  We will operate with specific emphasis in the cloud-computing technology sector including, but not limited to, a fully implemented data center running a cloud operating system and user/client interface, and content distribution in the form of cloud resident videos, games, communications applications, and productivity tools over the internet.

By utilizing Software as a Service (SAAS) middleware configurations, our customers will be able to access secure virtual private networks via a customizable web based client that will enable services in support of hosting, collocation, and business to business services that we intend to support through our datacenter and in house developed software capabilities. Over time, through collaboration with and potential acquisitions of specific data and network access and infrastructure providers, we plan on providing our customers with a fully vertically integrated IT solution over a virtualized applications local area network.

Results of Operations

Summary Income Statement for the three months ended November 30, 2009 and 2008.

Cinnabar Ventures, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended November 30,
	2009	2008

Revenues	$-	$-

General and administrative expenses	73,393	7,406

Net loss	$(73,393)	$(7,406)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
during the period - basic and diluted	19,450,833	19,020,000

For the three months ended November 30, 2009 as compared to the three months ended November 30, 2008, the Company reported a net loss of $73,393, or $0.00 per share and a net loss of $7,406 or $0.00 per share, respectively.

General and Administrative Expense: General and administrative expenses increased to $73,393 during the three months ended November 30, 2009, up from $7,406 during the three months ended November 30, 2008.  The increase in general and administrative expenses is primarily attributable to an increase in stock based compensation of approximately $50,902.

Going Concern: As shown in the accompanying financial statements, the Company incurred a net loss of $85,019 and net cash used in operations of $29,932 during the six months ended November 30, 2009.  Those factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management of the Company plans to address this concern by doing the following:

•	Raising additional capital through convertible note offerings.
•	Revenue from potential acquisitions of operating companies.
•	Secondary offerings
•	Continuing to increase brand awareness for the Company’s business.

The ability of the Company to continue as a going concern is dependent on its ability to do all or most of the above listed steps. As illustrated above, the Company has already been successful in setting its plan in action and looks forward to further progress as the year progresses.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at November 30, 2009 compared to May 31, 2009.

Cinnabar Ventures, Inc.
(A Development Stage Company)
Balance Sheets

	November 30, 2009	May 31, 2009
	(Unaudited)	(Audited)

Assets

Assets:
Cash	$1,238	$45
Total Current Assets	1,238	45

Total Assets	$1,238	$45

Liabilities and Stockholders' Equity (Deficit)

Liabilities:
Accounts payable	$-	$315
Loans payable - related party	-	22,469
Total Current Liabilities	-	22,784

As of November 30, 2009, we had working capital of $1,238.

Net cash used for operating activities for the three months ended November 30, 2009 was $29,932. The Net loss for the three months ended November 30, 2009, was $85,019.

Net cash obtained through all financing activities for the three months ended November 30, 2009 was $31,125, as compared to $9,500 for the three months ended November 30, 2008.

Management anticipates being able to fund the Company’s foreseeable liquidity requirements through the financing it will continue to obtain during the rest of 2010. However, the Company can give no assurances that any more financing will be consummated. The Company continues to explore potential expansion opportunities in the industry in order to boost sales, while leveraging distribution systems to consolidate lower costs.  We expect that our operations will require approximately $100,000 per month for the next twelve months. We do not have sufficient cash reserves for the next twelve months and we plan to seek additional capital to continue our planned operations.

Critical Accounting Policies and Estimates

We have identified critical accounting principles that affect our financial statements by considering accounting policies that involve the most complex or subjective decisions or assessments as well as considering newly adopted principals. They are:

Use of Estimates, Going Concern Consideration – The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Among the estimates we have made in the preparation of the financial statements is an estimate of our projected revenues, expenses and cash flows in making the disclosures about our liquidity in this report. As a development stage company, many variables may affect our estimates of cash flows that could materially alter our view of our liquidity and capital requirements as our business develops. Our  financial statements have been prepared assuming we are a “going concern”. No adjustment has been made in the financial statements which could result should we be unable to continue as a going concern.

Share-Based Compensation - US GAAP requires public companies to expense employee share-based payments (including options, restricted stock units and performance stock units) based on fair value.  We must use our judgment to determine key factors in determining the fair value of the share-based payment, such as volatility, forfeiture rates and the expected term in which the award will be outstanding.

Warrants and derivative liabilities - The Company reviews any common stock purchase warrants and other freestanding derivative financial instruments at each balance sheet date and will classify on the balance sheet as:

a)       Equity if they (i) require physical settlement or net-share settlement, or (ii) gives us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement), or as

b)       Assets or liabilities if they (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

The Company assesses classification of our common stock purchase warrants and other freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

Revenue recognition - The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition and records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product is delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured.  There is no stated right of return for products.  Sales are recognized upon shipment of products to customers.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our management is Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of October 31, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2009, our internal control over financial reporting was effective.

(b)  Changes in Internal Control over Financial Reporting.   There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report of Form 10-K for the year ended May 31, 2009, filed with the SEC on July 15, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of Equity Securities and Use of Proceeds during the period ended November 30, 2009.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended November 30, 2009.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted for a vote of our security holders during the period ended November 30, 2009.

Item 5. Other Information

There is no other information required to be disclosed under this item that was not previously disclosed.

Item 6. Exhibits.

Exhibit Number	Description of Document
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Richard Granville, Principal Executive Officer of the Company

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Richard Granville, Principal Financial Officer of the Company

32.1	Certification Pursuant to 18 U.S.C. section 1350 of Richard Granville, Principal Executive Officer of the Company

32.2	Certification Pursuant to 18 U.S.C. section 1350 of Richard Granville, Principal Financial Officer of the Company

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINNABAR VENTURES INC.

Date: January 19, 2010	By:	/s/ Richard Granville
Richard Granville Chief Executive Officer Chief Financial Officer