Form 10-Q
period 2010-02-28
Cinnabar Ventures Inc
filed 2010-04-19
CIK 1409136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

or

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
Yes ☐  No ☒

As of February 28, 2010, there were 20,220,000 shares outstanding of the Company’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CINNABAR VENTURES, INC.
FINANCIAL STATEMENTS
FEBRUARY 28, 2010
(UNAUDITED)

Page(s)
Financial Statements:

Balance Sheets as of February 28, 2010 (Unaudited) and May 31, 2009 (Audited)	1

Statements of Operations for the Three and Nine Months Ended February 28, 2010 and 2009, and For the Period from May 24, 2006 (Inception) to February 28, 2010 (Unaudited)	2

Statements of Cash Flows for the Nine Months Ended February 28, 2010 and 2009, and For the Period from May 24, 2006 (Inception) to February 28, 2010 (Unaudited)	3

Notes to Financial Statements (Unaudited)	4-13

Cinnabar Ventures, Inc.
(A Development Stage Company)
Combined Balance Sheets

	February 28, 2010	May 31, 2009
	(Unaudited)	(Audited)

Assets

Assets:
Cash	$40,772	$45
Prepaid expenses	21,640	-
Due from related party	11,024	-
Deposits	150,000	-
Total Current Assets	223,436	45

Total Assets	$223,436	$45

Liabilities and Stockholders' Equity (Deficit)

Liabilities:
Accounts payable and accrued liabilities	$59,464	$315
Loans payable - related party	64,636	22,469
Total Current Liabilities	124,100	22,784

Stockholders' Equity (Deficit):
Common stock, ($0.001 par value, 75,000,000 shares authorized,
22,381,000 and 19,020,000 issued and outstanding)	22,381	19,020
Additional paid in capital	4,360,399	62,380
Deficit accumulated during the development stage	(4,283,443)	(104,139)
Total Stockholders' Equity (Deficit)	99,337	(22,739)

Total Liabilities and Stockholders' Equity (Deficit)	$223,437	$45

See accompanying notes to financial statements

Cinnabar Ventures, Inc.
(A Development Stage Company)
Combined Statements of Operations
(Unaudited)

					For the Period from May 24, 2006
	For the Three Months Ended February 28,		For the Nine Months Ended February 28,		(Inception) to February 28,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$-

General and administrative expenses	2,344,284	9,375	4,179,304	32,735	4,283,442

Net loss	$(2,344,284)	$(9,375)	$(4,179,304)	$(32,735)	$(4,283,442)

Net loss per common share - basic and diluted	$(0.11)	$(0.00)	$(0.21)	$(0.00)	$(0.23)

Weighted average number of common shares outstanding
during the period - basic and diluted	20,881,573	19,020,000	19,774,706	19,020,000	18,879,956

See accompanying notes to financial statements

Cinnabar Ventures, Inc.
Combined Statements of Cash Flows
(Unaudited)
			For the Period from
	Nine Months Ended February 28,		May 24, 2006 (Inception) to February 28,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,179,304)	$(27,060)	(4,283,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services - former related party	4,500	-	58,500
Stock based compensation	1,618,936	-	1,618,936
Stock issued for services	363,600	13,500	363,600
Changes in operating assets and liabilities:
Prepaid expenses	(21,640)	-	(21,640)
Due from related party	(11,024)	-	(11,024)
Accounts payable and accrued liabilities	59,149	(1,627)	59,464
Net Cash Used in Operating Activities	(2,165,784)	(15,187)	(2,215,607)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits - advances for Advanced Network Solutions, Inc. and US Metro acquisitions	(150,000)	-	(150,000)
Acquisition of YIPPY, Inc.	2,250,000	-	2,250,000
Net Cash Provided By Investing Activities	2,100,000	-	2,100,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - former related party	72,761	12,950	30,594
Proceeds from loan payable - related party	-	-	64,636
Proceeds from issuance of common stock	-	-	27,400
Exercised stock options	750	-	750
Contributed capital - related party	33,000	-	33,000
Net Cash Provided by Financing Activities	106,511	12,950	156,380

Net Increase (Decrease) in Cash	40,727	(2,237)	40,772

Cash - Beginning of Period	45	2,271	-

Cash - End of Period	$40,772	$34	$40,772

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Forgiveness of debt - related party	$30,594	$-	$30,594

See accompanying notes to financial statements

Cinnabar Ventures, Inc.
Notes to Combined Financial Statements
February 28, 2010
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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the fiscal year ended May 31, 2009.  The interim results for the period ended February 28, 2010 are not necessarily indicative of the results for the full fiscal year.

Note 2 Organization, Nature of Operations and Summary of Significant Accounting Policies

The Company was incorporated in the State of Nevada on May 24, 2006.  The Company never commenced any material operations.  The Company is seeking strategic acquisitions and intends to continue its operations based upon a yet to be determined business model. The Company’s year end is May 31.

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan. The Company has not generated any revenues since inception.

Risks and Uncertainties

The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.

Also see Note 3 regarding going concern matters.

Cinnabar Ventures, Inc.
Notes to Combined Financial Statements
February 28, 2010
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

Principles of Combination

All intercompany transactions are eliminated in combination.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at February 28, 2010 or May 31, 2009, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At February 28, 2010 and May 31, 2009, respectively, the balance did not exceed the federally insured limit.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including the Company’s current assets (exclusive of cash) and current liabilities, approximate fair value due to the relatively short period to maturity for these instruments.

Earnings per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”  basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

Cinnabar Ventures, Inc.
Notes to Combined Financial Statements
February 28, 2010
(Unaudited)

The Company had the following potential common stock equivalents at February 28, 2010 and 2009:

	2010	2009
Options	550,000	-
The options listed are only for exercisable stock options at the reporting period.

Since the Company reflected a net loss in 2009 and 2008, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which amends previous guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements in the current economic environment. This pronouncement was effective for periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s business, financial condition or results of operations; however, these provisions of FASB ASC Topic 820 resulted in additional disclosures with respect to the fair value of the Company’s financial instruments.

Cinnabar Ventures, Inc.
Notes to Combined Financial Statements
February 28, 2010
(Unaudited)

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement was effective for interim or fiscal periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s business, results of operations or financial position; however, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events.

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance now codified as FASB Accounting Standards Codification (ASC) Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative non-governmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 were effective for interim and annual periods ending after September 15, 2009 and, accordingly, were effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s business, financial condition or results of operations, but will impact the Company’s financial reporting process by eliminating all references to pre-codification standards. On the effective date of FASB ASC Topic 105, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's consolidated financial statements.

Cinnabar Ventures, Inc.
Notes to Combined Financial Statements
February 28, 2010
(Unaudited)

Reclassifications

Certain amounts in the fiscal year 2009 financial statements have been reclassified to conform to the fiscal year 2010 presentation.  The results of these reclassifications did not materially affect financial position, results of operations or cash flows.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $4,179,304 and net cash used in operations of $2,165,784 for the nine months ended February 28, 2010.

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

In response to these problems, management has taken the following actions:

•
the Company is searching for an operating business to execute a merger with and develop new operating goals; in connection with this approach, the Company acquired Yippy, Inc. on January 26, 2010 and Advanced Network Solutions, Inc. on March 4, 2010; and

•	the Company is seeking third party financing.

Cinnabar Ventures, Inc.
Notes to Combined Financial Statements
February 28, 2010
(Unaudited)

Note 4 Fair Value

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

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. There were no instruments requiring a fair value classification at February 28, 2010 or May 31, 2009.

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

Cinnabar Ventures, Inc.
Notes to Combined Financial Statements
February 28, 2010
(Unaudited)

Note 5 Loans Payable – Related Party and Forgiveness

Period Ended February 28, 2010

During 2010, the Company received advances totaling $34,761, from an affiliated entity. The advances bear interest at 5%, unsecured and due on demand.

During 2010, the Company received advances from its Chief Executive Officer totaling $29,875. The advances are non-interest bearing, unsecured and due on demand.

On September 22, 2009, the former director forgave all amounts previously advanced. The Company recorded this debt forgiveness as a charge to additional paid in capital totaling $30,594.

Period Ended February 28, 2009

During 2009, the Company received advances from a former director totaling $12,950.  The advances were non-interest bearing, unsecured and due on demand.

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

On December 5, 2009, the Company issued 96,000 shares of common stock to a consultant, in exchange for services to be rendered over a period of one year, having a fair value of $225,600 ($2.35/share), based upon the quoted closing trading price.

Cinnabar Ventures, Inc.
Notes to Combined Financial Statements
February 28, 2010
(Unaudited)

On December 18, 2009, the Company issued 75,000 shares of common stock in connection with the exercise of stock options, for proceeds of $750 ($0.01 per share).

On December 31, 2009, the Company issued 25,000 shares of common stock to a consultant, in exchange for services rendered, having a fair value of $91,250 ($3.65/share), based upon the quoted closing trading price. Under the terms of this agreement, the consultant will receive 25,000 shares of common stock each on March 1, 2010, June 1, 2010 and September 1, 2010 (total of 100,000 shares over life of agreement).  The shares will be issued in advance of the quarter for which services are to be provided. The valuation of these shares will be determined at the grant date based upon the quoted closing trading price.

On January 26, 2010, the Company issued 2,340,000 shares of common stock for the acquisition of YIPPY, Inc. (“Yippy”), a related entity under common control, having a fair value of $2,340 ($0.001). See Note 7.

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

In 2010, the Company received contributed services and office space from a former director, having a fair value of $4,500.

(C) Contributed Capital

During November 2009, the Company’s Chief Executive Officer contributed $23,000.

During January 2010, the Company’s Chief Executive Officer contributed $10,000.

(D) Stock Options

On October 14, 2009, the Company issued 75,000 stock options to a consultant for services rendered.  These options had a fair value of $4,152.  These options were fully vested and exercisable on the date of grant. These options were exercised on December 18, 2009, and the Company issued 75,000 shares of common stock for $750.

Cinnabar Ventures, Inc.
Notes to Combined Financial Statements
February 28, 2010
(Unaudited)

On January 18, 2010, the Company issued 460,000 stock options to the President and Chief Operating Officer (“COO”) as a signing bonus under the terms of an employment agreement. These options had a fair value of $1,380,000 on the date of grant.  As part of the agreement, 300,000 options to purchase common stock are fully vested upon grant.160,000 options to purchase common stock are to be vested in equal amounts of 40,000 shares per year over the four years following the first year of employment with the Company. The fair value of these services will be amortized over a five year period to correlate to the requisite service period.

On February 15, 2010, the Company issued 150,000 stock options to the Vice-President as a signing bonus under the terms of an employment agreement. These options had a fair value of $390,000 on the date of grant.  All options are fully vested upon grant.

On February 19, 2010, the Company issued 100,000 stock options to a Director for services rendered.  These options had a fair value of $314,000 on the date of grant.

The Company determined the fair of the options granted during fiscal year 2010, based upon the following management assumptions:

Risk-free interest rate	0.70% - 0.95%
Expected dividend yield	0%
Expected volatility	616% - 617%
Expected life	90 – 730 days
Expected forfeitures	0%

The Company records stock based compensation based upon the stated vested provisions in the related agreements, with recognition of expense recorded on the straight line basis over the term of the related agreement.  The vesting provisions for these agreements have various terms as follows:

•	immediate vesting
•	vesting over four years following first year of employment

Cinnabar Ventures, Inc.
Notes to Combined Financial Statements
February 28, 2010
(Unaudited)

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding – May 31, 2009	-	$-	-	-
Granted	785,000	2.92	-	-
Exercised	(75,000)	0.06	-	-
Forfeited	-	-	-	-
Outstanding – February 28, 2010	710,000	$2.94	2.68 years	$280,300
Exercisable – February 28, 2010	550,000	$2.92	1.94 years	$227,500

The weighted-average grant date fair value of options granted and exercisable during 2010 was $2.65/share and $2.57/share, respectively. Total compensation cost recognized for the three and nine months ended February 28, 2010 for stock options granted amounted to $1,614,784 and $1,618,936, respectively. Total unamortized compensation expense related to stock options at February 28, 2010 amounted to $469,216.

Note 7 Merger of Entities Under Common Control and Due from Affiliate

The Company acquired on January 26, 2010.  The transaction was treated as the combination of entities under common control, similar to a pooling of interests.  Fair value accounting is not applicable in this transaction. Yippy is considered an entity under common control since the Chief Executive Officer and controlling shareholder of both entities is the same individual.  All historical financial information is presented as combined since the date common control was established for both entities. Common control was established in October 2009.

On October 7, 2009, the Company issued 200,000 shares of common stock for $500,000 ($2.50/share), to its founder.

On October 7, 2009, the Company issued 700,000 shares of common stock, having a fair value of $1,750,000 ($2.50/share), to its founders for services rendered, based upon the recent cash offering price.

The par value of these equity issuances is eliminated in combination.

Cinnabar Ventures, Inc.
Notes to Combined Financial Statements
February 28, 2010
(Unaudited)

Note 8 Commitments

In December 2009, the Company entered into a one year (1) consulting agreement a consultant, to serve as public relations counsel for the Company.  Pursuant to the agreement, the Company will pay a monthly cash fee of $5,000 and a $500 Media administration out of pocket fee.  Additionally, the Company will issue 25,000 shares of common stock payable quarterly in advance for a one year (1) period totaling 100,000 shares.  Delivery of the first quarterly installment will on or before December 31, 2009.  The Company is currently disputing this agreement and its terms due to non performance.

In December 2009, the Company entered into a one year (1) consulting agreement with a consultant to facilitate the communication of information about the Company and its business to investors and the public markets.  Pursuant to the agreement, the Company will pay a monthly cash fee of $6,000, the first month in advance.  Additionally, the Company will issue 96,000 shares of common stock vesting quarterly. The Company is currently disputing this agreement and its terms due to non performance.

In January 2010, the Company entered into a five-year employment agreement with its President and Chief Operating Officer (“COO”).  Pursuant to the Employment Agreement, this individual will be entitled to an annual base salary of $350,000 for the first year and $600,000 per year for years 2 thru 5 of employment.  In addition to his base salary, he will also be given a monthly allowance of $2,000, a monthly expense reimbursement of $2,500, a quarterly revenue bonus equal to one-half percent (0.5%) of Company revenue, and a signing bonus.  Signing bonus consists of 460,000 options to purchase common stock at a strike of one cent ($0.01).  Of these options, 300,000 vested immediately upon grant and the remainder will be vested in equal amounts of 40,000 shares per year over the four years following the first year of employment with the Company.   In addition to the base salary and signing bonus, the Company shall issue 100,000 shares of common stock on each one (1) year anniversary while employed with the Company.

In February 2010, the Company entered into a five-year employment agreement with its Vice-President and General Manager.  Pursuant to the Employment Agreement, this individual will be entitled to an annual base salary according to the following schedule: (i) Year 1 of employment: $200,000; (ii) Year 2 of employment $300,000; (iii) Year 3 of employment $350,000; (iiii) Years 4 and 5 of employment $400,000.  In addition to his base salary, he will also be given a monthly allowance of $1,000, a monthly expense reimbursement of $2,500, a quarterly revenue bonus equal to one percent (1.0%) of Network Services Divisions revenue, and a signing bonus.  Signing bonus consists of 150,000 options to purchase common stock at a strike of one cent ($0.01), to be fully vested immediately upon grant.  In addition to the base salary and signing bonus, the Company shall issue 100,000 shares of common stock on each one (1) year anniversary while employed with the Company.

Note 9 Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of February 28, 2010 and April 19, 2010, the date the financial statements were issued.

On March 2, 2010, the Company issued 150,000 shares of common stock, having a fair value of $502,500 ($3.35 per share), based on the quoted closing trading price and a payment of $25,000 cash for the acquisition of Advanced Network Solutions, Inc. The Company has filed the related pro forma financial information on Form 8K.  As a result of this acquisition, the Company will still remain as entities under common control.

During March 2010, the Company received advances totaling $5,960, from an affiliated entity. The advances bear interest at 5%, is unsecured and due on demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

You should read the following discussion and analysis of our financial condition and plan of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report. Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements.” Forward-looking statements may also be made in Cinnabar’s other reports filed with or furnished to the United States Securities and Exchange Commission (the “Commission”) and in other documents. In addition, from time to time, Cinnabar, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Cinnabar undertakes no obligation to update or revise any forward-looking statements.

Plan of Operation

Our primary business encompasses multiple activities culminating in the design, development, deployment and provisioning of cloud computing solutions enabled through an applications services environment that has been fully developed and integrated by the company.   This applications services environment includes software applications, entertainment content, advertising, datacenter infrastructure, and client support for our business that is focused initially on the family and youth market. Paramount to this focus is that we provide a safe, secure, and respectful internet that is largely devoid of the content not appropriate for our target users (families and their children).  As such it is our intent to actively filter such content.

Our current geographic focus is in North America, specifically our home market of Southwest Florida.  Over time we see a clear market opportunity to leverage the needs of the family market directly into the business to business market. Through the reporting period we successfully deployed a beta version of our applications environment and performed extensive testing and field trial reviews in order to ensure initial release of our production version in March of 2010.

Through the reporting period, the Company announced and executed upon several major acquisitions in terms of both human talent and business capability that will be critical to the operation on a go forward basis.

Talent Acquisitions

In the reporting period the Company announced the appointment of Richard Lisa as President and Chief Operating Officer and a member of the Board of Directors.   Lisa is a 30 year veteran of the technology marketing including recent assignments that had him directly involved in the development of major web search, e-commerce, and social networking properties relevant to the business of Cinnabar.   Mr. Lisa joins Richard Granville, Chairman and CEO as the leaders of the Company.  The Company also hired Bruno Pasquali as SVP, Data Business Sales and Marketing reporting to Mr. Lisa.  Mr. Pasquali is a tenured professional in the communications industry supporting deployments for data and network services over an established fiber infrastructure.   His experience and industry relationships will serve Cinnabar well in helping growing its revenue leveraging existing corporate agreements.

Company Acquisitions

Yippy, Inc. is a software company whose properties include a cloud based applications services environment, entertainment content including video, audio, and games, and an integrated media advertising engine under the brand name “Yippy”.  Cinnabar announced its intention to acquire Yippy, Inc. and its holdings in January.  In addition to the assets mentioned above, Yippy, Inc. also owns over 200 internet domains that are ready to be used as commercial sites or marketed for sales to potential buyers.   Included in these domains is the “Circuit Red” domain that will be used to market business to business services in major markets across North America and eventually worldwide.  This acquisition was completed in February and is pending completion of the full audit for inclusion in this report.

Advanced Network Solutions (ANS, dba Rent-A-Genius) is an IT consulting and Value Added Reseller (VAR) of hardware and software products to largely commercial accounts in the Southwest Florida market.  The intended acquisition of this business adds substantial human talent instrumental to the build out of the Company IT systems and the end user production systems for the cloud based solutions the company is bringing to market.   In addition, ANS brings forward initial revenue opportunities through its outside consulting business and the resale, repair, and support for hardware and software products marketed by the company.   ANS is a licensed and approved VAR currently holding contracts with NEC, HP, Microsoft, and Cisco to name but a few of the relationships brought to bear by way of the this acquisition.  This acquisition was completed with a full audit as of March 2nd, 2010.

Lastly we announced our intention to acquire US Metropolitan Telecom LLC (US Metro) which is a fiber based CLEC (Competitive Local Exchange Carrier) based in Bonita Springs, FL.  This company is full service carrier offering data, telecommunications, and network services to the Lee, Collier, and Charlotte counties in the area.   They have direct connections over their network to both the Tampa/St. Petersburg and Miami markets.  Thus far the companies have jointly signed a non-binding letter of intent to merge the resources of the two companies.

Over the reporting period, Cinnabar management has consistently indicated that high value services incorporating streaming content (video, audio, conferencing, VoIP, IPTV, and other like services) will be highly dependent on the network bandwidth and the user support required provisioning them to the satisfaction of our customers.   As such, we have stated the position that a vertical integration of capabilities such as those owned by Yippy, Inc, ANS, and US Metro could be advantageous to all companies from a development, service quality, support, and cost of operations standpoint.  In return, each business would have the opportunity to build their revenue opportunities around software applications, services, and infrastructure that would help drive demand for the individual capabilities of each business thus leading to new subscribers and clients for their software, media, advertising, consulting, technical support, telecom, data, and network services.

Leveraging both our owned and anticipated resources, our planned deployments currently focused in North America will include:

●
An initial production release of the cloud based applications services environment including such applications as audio and video players, games, news, various user widgets, movies, videos, email, productivity suite, storage, video conferencing, chat, and search.  The datacenter for this initial production release is to be housed in the US Metro location in Bonita Springs, FL (Category 5, hardened facility) and supported by resources acquired from ANS.   At the announcement of this report, this facility along with computing and networking hardware is currently installed and fully operational.   We began accepting consumer users and potential advertisers for our Yippy applications services on March 20, 2010 with substantial initial bandwidth for our datacenter.

●
Initially it is our plan to focus marketing and sales efforts for Cinnabar services to the family and youth market in southwest Florida market.  We believe we can build strong synergies with target communities and businesses as all of the companies we are rolling together are local to the geography and have deep ties within the market.   The market offers in excess of 1 million potential consumers and in excess of 30 thousand businesses to which we can offer our integrated services to a market that is underserved from a technology perspective (less than 1.4% of the businesses in the market offer or support technology solutions).   It should be made clear that despite the fact that we are focusing on Southwest Florida., we have the ability to accept and support any users that have internet access worldwide.

●
As we establish ourselves as a reliable and consistent supplier of cloud based network and computing services to the Southwest Florida market, we intend to step our efforts out to multiple major metropolitan markets in North America.   We will establish content delivery nodes (CDN’s) for Cinnabar solutions that will be built in cooperation with a major carrier of fiber infrastructure with which the Company already has established a multi-year contract.  This will allow us to scale our operations to address a national audience with more than sufficient bandwidth and network resources ensure a high quality service no matter the location of the users.

●
The management team at Cinnabar strongly believe that the services we are targeting at the youth and family market have significant value in the business market as well.  Business owners also want to provide a safe, secure internet for workers that is devoid of unnecessary, wasteful, or objectionable content.  As such the Yippy software can be fully customized (skinned) to the needs of a business owner.  Through customization only required applications and internet resources are made available to the employees thus improving productivity.

Cinnabar’s capital requirement strategy for its planned business is as follows:

●
Obtain additional operating capital from joint venture partnerships, debt financing or equity financing to fund our ongoing operations and the continued development of our applications services environment and datacenters in North America. Although the Company is in discussions with potential financial and strategic sources of financing for their planned initiatives no definitive agreements are in place.

Results of Operations

Three Months Ended February 28, 2010

Compared to the Three Months Ended February 28, 2009

General and Administrative Expenses

General and Administrative Expenses were approximately $2,344,284 for the third quarter of 2010, compared to $9,375 for the same period in 2009. The increase in general and administrative costs is mainly due to the acquisition of additional employees and full incorporation of the development and engineering resources of the Company’s plan of operations.

Net Loss

The Company experienced a net loss of approximately $2,344,284 for the third quarter of 2010, compared to $9,375 for the same period in 2009.  The change in net loss is mainly due to the acquisition of additional employees and full incorporation of the development and engineering resources of the Company’s plan of operations.

Nine Months Ended February 28, 2010 Compared to the Nine Months Ended February 28, 2009

General and Administrative Expenses

General and Administrative Expenses were approximately $4,179,304 for the nine months ended February 28, 2010, compared to $32,735 for the nine months ended February 28, 2009.  The increase in general and administrative costs is mainly due to the acquisition of additional employees and full incorporation of the development and engineering resources of the Company’s plan of operations.

Net Loss

The Company experienced a net loss of approximately $4,179,304 for the nine months ended February 28, 2010, compared to $32,735 for the nine months ended February 28, 2009.  The change in net loss is mainly due to the acquisition of additional employees and full incorporation of the development and engineering resources of the Company’s plan of operations.

Liquidity and Capital Resources

As of February 28, we had working capital of $99,337.

Net cash used for operating activities for the nine months ended February 28, 2010 was $2,165,784 compared to $15,187 for the nine months ended February 28, 2009. The Net loss for the nine months ended February 28, 2010, was $4,179,304 compared to 32,735 for the nine months ended February 28, 2009.

Net cash obtained through all financing activities for the nine months ended February 28, 2010 was $2,100,000 as compared to $-0- for the nine months ended February 28, 2009.

Our principal sources of liquidity consist of cash and cash equivalents.  To this point, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. Our principal use of funds has been for the further development of our software solutions, acquisition of key talent, for capital expenditures in installing our first production datacenter, and general corporate expenses. As of February 2010, we had cash and cash equivalents of $40,772.  If necessary, management has determined that general and administrative expenditures will be reduced with measures such as a reduction of headcount, reducing employee benefits and/or salary deferral, as needed.

We plan to raise additional funds through joint venture partnerships, both project equity and debt financings or through future sales of our common stock and potentially restricted stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations.  Our consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. If the Company is not successful in obtaining additional, by the end of the September 2010, it may be limited in its ability to further their development and/or design until additional proceeds are received by the Company.

The Company is currently in discussions with potential financial and strategic sources of financing for the various business we have initiated but no definitive agreements are in place at the time of this reporting.

Critical Accounting Policies and Estimates

We have identified critical accounting principles that affect our financial statements by considering accounting policies that involve the most complex or subjective decisions or assessments as well as considering newly adopted principals. They are:

Use of Estimates, Going Concern Consideration – The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Among the estimates we have made in the preparation of the financial statements is an estimate of our projected revenues, expenses and cash flows in making the disclosures about our liquidity in this report. As a development stage company, many variables may affect our estimates of cash flows that could materially alter our view of our liquidity and capital requirements as our business develops. Our financial statements have been prepared assuming we are a “going concern.” No adjustment has been made in the financial statements which could result should we be unable to continue as a going concern.

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

Item 4T. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of February 28, 2010. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2010, our internal control over financial reporting was effective.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report of Form 10-K for the year ended May 31, 2009, filed with the Commission on July 15, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 26, 2010 (the “Yippy Agreement Date”), the Company acquired Yippy, Inc. in accordance with a share exchange agreement (the “Yippy Share Exchange Agreement”).  Cinnabar acquired 100% of the Yippy common stock from the Yippy shareholders.  In exchange for the Yippy Common Stock, the Company issued the shares of its common stock to the Yippy shareholders, representing approximately 10.51% of the issued and outstanding Common Stock of the Company as of the Yippy Agreement Date.  As of February 28, 2010, share certificates had not yet been issued to the Yippy shareholders.

These securities qualified for exemption under Section 4(2) of the Securities Act since the transaction did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended February 28, 2010.

Item 4. (Removed and Reserved).

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

CINNABAR VENTURES INC.

Date: April 19, 2010	By:	/s/ Richard Granville
Richard Granville Chief Executive Officer Chief Financial Officer